Form 10-K
period 2025-06-28
SYNAPTICS Inc
filed 2025-08-21
CIK 817720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 28, 2025
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number 000-49602
SYNAPTICS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	77-0118518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1109 McKay Drive San Jose, California	95131
(Address of principal executive offices)	(Zip Code)

(408) 904-1100
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	SYNA	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant (23,690,876 shares), based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 28, 2024 of $77.23, was $1,829,646,353. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of August 12, 2025, there were 38,656,442 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference
Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

SYNAPTICS INCORPORATED
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 28, 2025

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K for the year ended June 28, 2025 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks summarized herein and identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections in this Annual Report on Form 10-K and other risks as identified from time-to-time in our Securities and Exchange Commission reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations or any change in events, conditions or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions or other business combinations that had not been completed as of the date of this filing.
Statements made in this report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “company” and “Synaptics” to refer to Synaptics Incorporated and its consolidated subsidiaries.

PART I
ITEM 1. BUSINESS
Overview
Synaptics designs and delivers AI-enabled edge solutions that bring AI closer to end users and transform how we engage with intelligent connected devices, whether at home, at work or on the move. We are a strategic partner for many global original equipment manufacturers, (“OEM”), offering custom silicon and software platforms for edge AI, wireless connectivity and human interface technologies. Our Synaptics Astra™ AI-native and Veros™ wireless solutions combine embedded compute, connectivity and multimodal sensing to support intuitive, secure and seamless digital experiences. From touch, display and biometrics to AI-enabled wireless connectivity, video, vision, audio, speech and security processing, our solutions support the next generation of intelligent devices that enhance how people live, work and interact with technology.
We were initially incorporated in California in 1986 and were re-incorporated in Delaware in 2002. Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. The fiscal years presented in this report are the 52-week periods ended June 28, 2025 and June 24, 2023, and the 53-week period ended June 29, 2024.
Target Markets and Products
We are a leader in human interface technologies, enabling innovative and intuitive user experiences across a wide range of intelligent devices. Our portfolio includes touch, display, biometrics, voice, audio, processor, wireless and multimedia products built on rich research and development (“R&D”), a broad intellectual property portfolio and established supply chain partnerships. Designed for mobile, personal computers (“PC”), smart home, industrial and automotive applications, our solutions combine ease of use, functionality, performance and aesthetics to help make digital lives more productive, secure and enjoyable.
We focus on three primary markets. Our product offerings within those target markets are as follows:
Core IoT Applications Markets
Wireless
Our Veros™ family of wireless connectivity solutions include advanced Wi-Fi®, Bluetooth®, Bluetooth Low Energy (“BLE”), Zigbee, Thread, Matter, Global Positioning System (“GPS”), Global Navigation Satellite System (“GNSS”), Ultra-Wideband (“UWB”) and Ultra Low Energy (“ULE”) to address broad Internet of Things (“IoT”) applications. Our devices help users connect seamlessly to multiple devices, such as home automation, multimedia streamers, security sensors, surveillance cameras, wireless speakers, games, drones, printers, wearable and fitness devices, and numerous other applications requiring a wireless connection.
Processors
Our Synaptics Astra™ family of AI solutions include a scalable portfolio of intelligent edge processors designed to reduce latency, lower bandwidth usage and enhance security. Applications range from highly integrated microprocessor units (“MPU”) to high-performance microcontroller units (“MCU”) architected for AI-enabled IoT systems. We also provide a standards-based open software framework, rapid prototyping kits, full-featured artificial intelligence (“AI”)/machine learning (“ML”) toolkits and integration with Synaptics’ Wi-Fi® and Bluetooth® connectivity solutions. Our Astra™ Machina™ Foundation Series Modular development kits support the Synaptics SL-Series of high-performance embedded processors as well as the Synaptics Machina Micro development kit for the SR100 Series of MCUs.
Integrated solutions with Astra, Veros and Human Interface products
By combining the AI processing power of the Astra™ family with the robust wireless capabilities of the Veros™ portfolio and our Human Interface products (primarily Touch), Synaptics delivers complete end-to-end solutions for intelligent, connected devices. This powerful integration enables OEMs to accelerate innovation across diverse IoT applications—such as smart home, industrial, consumer, and automotive—by leveraging low-latency AI processing at the edge alongside secure, seamless wireless connectivity. Whether deploying a voice-enabled smart assistant, a computer vision-enabled security device, or a multimodal sensor fusion system, developers can build faster using Synaptics’ comprehensive hardware-software platforms, including modular development kits, open software frameworks, and optimized AI/ML toolchains.

Enterprise and Automotive Applications Markets
PC Touchpad / Biometric Fingerprint
Our Natural ID family of capacitive-based fingerprint identification products is designed to support security and user convenience across a wide range of devices, including notebook PCs, PC peripherals and automobiles. Natural ID is designed for seamless integration into end products and is available in multiple form factors, colors and materials. These options give manufacturers the flexibility to position sensors on the front, back or side of devices in ways that support security, usability, and alignment with their aesthetic and functional design goals.
Video Interface
Our video interface solutions—featuring DisplayLink and DisplayPort portfolio—are designed to simplify connectivity to external displays while maintaining broad compatibility and performance. Supporting the latest versions of major protocols, connectors and operating systems, our solutions help manufacturers with flexibility to enable seamless, high-quality video experiences across a wide range of devices.
Automotive
Our innovative solutions, including integrated touch and display, local dimming and driver sensing technologies, are designed to help manufacturers create smarter, more intuitive user experiences. These technologies enable sleeker designs, enhanced visual performance and improved driver awareness and safety, helping manufacturers deliver feature-rich products that may offer a competitive advantage and improved user experiences.
Mobile Applications Markets
With over 500 touch-related patents and full support for next-generation organic light emitting diode (“OLED”) technologies, Synaptics offers advanced touch solutions for mobile application markets. Our technology is designed to deliver responsive, high-performance touch experiences that enhance device usability, support cutting-edge displays and elevate the user experience across smartphones, tablets and more.
Acquisitions
We evaluate strategic opportunities regularly and, where appropriate, may acquire additional businesses, products or technologies that broaden the markets for our target markets and products. Over the past few years, we have completed a number of acquisitions that have enabled us to acquire technologies that have allowed us to expand upon our portfolio of products and enter various markets.
In January 2025, we acquired certain assets and obtained non-exclusive licenses relating to Broadcom Inc.’s (“Broadcom”) Wi-Fi technology. This transaction is intended to accelerate our Edge AI strategy and next-generation products and technology for the IoT markets. The acquired assets include non-exclusive licenses to three developed technology products and the right to obtain licenses for eight roadmap technology intangible assets expected to be delivered at various dates through September 2027. In connection with this transaction, we also acquired certain employees from Broadcom. The expected strategic benefits of this transaction are as follows:
•Accelerates Edge AI strategy: Enhances our ability to deliver end-to-end AI and IoT connectivity solutions for edge devices.
•Expands Our Veros™ wireless product roadmap: Adds Wi-Fi 8 combo, UWB, GPS, GNSS, and Wi-Fi 7 combo products to strengthen our wireless portfolio over the next five years.
•Increases addressable market: Expands serviceable wireless market to include augmented and virtual reality (AR/VR) platforms, Android™ smartphones and consumer audio.
•Strengthens wireless engineering team: Adds experienced wireless engineering talent and technical capabilities to advance our wireless R&D initiatives.
See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Business Combinations and Asset Acquisitions” for additional information on our acquisitions.

Our Strategy
Through our investments in product technologies, we will continue to enhance our position as a leading supplier of premium semiconductor product solutions for each of the target markets in which we operate. Key aspects of our strategy to achieve this objective include those set forth below:
Extend Our Technological Leadership
We capitalize on our extensive intellectual property portfolio, engineering know-how and technological expertise to extend the functionality of our product solutions and offer new and differentiated product solutions to customers across multiple markets. We intend to continue utilizing our technological expertise to reduce the overall size, cost and power consumption of our product solutions while increasing their applications, capabilities and performance.
Grow in the IoT Market
We intend to capitalize on the growth of the IoT market, including connectivity and processor solutions, AI-native applications, extended reality and wearables. We will build upon our existing innovative, intuitive and intelligent semiconductor product solutions portfolio and continue to address the evolving portability, connectivity, security and functionality requirements of these new markets. We will offer our solutions to existing and potential customers to enable increased functionality, reduced size, lower cost, simplified security, enhanced industrial design features and to expand the user experience of our OEMs’ products. We plan to use our existing technologies, as well as proactively pursue new technologies as new markets evolve, demanding new solutions.
The semiconductor industry is driving transformation across applications with the use of AI. Our solutions help customers to integrate AI into their Edge devices and applications. Since 2017, Synaptics has developed products with integrated neural processing engines to help customers in advancing their AI capabilities. We intend to capitalize on the Edge AI opportunities with our processor solutions.
Pursue Strategic Relationships and Acquisitions
We intend to develop and expand our strategic relationships to enhance our ability to offer value-added semiconductor product solutions to our customers, penetrate new markets and strengthen the technological leadership of our product solutions. We also intend to evaluate potential acquisitions of companies and assets to expand our technological expertise and to establish or strengthen our presence and product offerings in selected target markets.
Fabless Semiconductor Manufacturing
We selectively partner with foundries and backend processors to solidify our longstanding key supply chain relationships. This strategy results in a scalable business model, enables us to concentrate on our core competencies of research and development and product design and engineering and reduces our capital expenditures and working capital requirements. Our fabless semiconductor manufacturing strategy allows us to maintain a variable cost model in which we do not incur most of our manufacturing costs until our product solutions have been shipped and invoiced to our customers.
Research and Development
We conduct ongoing R&D programs that focus on advancing our existing technologies, improving our current product solutions, developing new products, improving design and manufacturing processes, enhancing the quality and performance of our product solutions and expanding our technologies to serve new markets. Our goal is to provide our customers with innovative solutions that address their needs and improve their competitive positions.
Our R&D programs focus on the development of accurate, easy-to-use, reliable and intuitive human experiences for electronic devices. Our interface technologies are designed to enhance a diverse array of products, and we believe the interface is a key factor in the differentiation of many of our products. AI-at-the-edge is a focus area for us in enabling improved performance and enhanced user experience in many of these products. We believe our technologies enable us to provide customers with product solutions that offer advantages over alternative technologies in terms of functionality, size, power consumption, durability and reliability. We also intend to pursue strategic relationships and acquisitions to enhance our R&D capabilities, leverage our technology and shorten our time to market with new technological applications.
Our research, design and engineering teams frequently work directly with our customers to design solutions for specific applications. We focus on enabling our customers to overcome technical barriers and improve the performance of their products. We believe our engineering know-how and electronic systems expertise provide meaningful benefits to our customers by enabling them to concentrate on their core competencies of production and marketing.
We conduct R&D activities in the United States with additional design and development teams located in various countries that perform specific activities under the direction of our U.S. headquarters.

Customers
Our customers include many of the world’s largest mobile and PC OEMs, based on unit shipments, as well as many large IoT OEMs, automotive manufacturers and a variety of consumer electronics manufacturers. Our demonstrated track record of technological leadership, design innovation, product performance, cost-effectiveness and on-time deliveries has contributed to our position as a go-to supplier of human experience semiconductor product solutions. We believe our strong relationship with our OEM customers, many of which are also currently developing product solutions, aligned with our target markets, will continue to position us as a preferred partner.
We generally supply our products to OEMs through their contract manufacturers, supply chain partners or distributors. We consider both the OEMs and their contract manufacturers or supply chain partners to be our customers, as well as in some cases, our distributors. Both the OEMs and their partners may determine the design and pricing requirements and make the overall decision regarding the use of our semiconductor product solutions in their products. The contract manufacturers and distributors place product purchase orders with us, take title to the products upon delivery and pay us directly for those purchases. The majority of these customers do not have return rights except under applicable warranty provisions.
Sales and Marketing
We sell our product solutions for incorporation into the products of our OEM customers. We generate sales through direct sales employees as well as outside sales representatives, distributors and value-added resellers. Our sales personnel receive substantial technical assistance and support from our internal technical marketing and engineering resources due to the highly technical nature of our product solutions. Sales frequently result from multi-level engagement that involve our senior management, design engineers and sales personnel interacting with our customers’ decision makers throughout the product development and order process.
See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 18. Segment and Other Information” for additional information on revenue by geographic location and product category.
Manufacturing
We employ a fabless semiconductor manufacturing platform through third-party relationships. We currently utilize third-party semiconductor wafer manufacturers to supply silicon wafers integrating our proprietary design specifications. The completed silicon wafers are forwarded to third-party package and test processors for further processing into die and packaged ASICs, as applicable, which are then used in our custom module products or processed as our ASIC-based solutions.
After processing and testing, the die and ASICs are consigned to various contract manufacturers for assembly or shipped directly to our customers. During the assembly process, our die or ASIC is either combined with other components to complete the module for our custom product solutions or the ASIC is maintained as a standalone finished good. The finished assembled product is subsequently shipped directly to our customers or to our contract manufacturers for integration into their products.
We believe our third-party manufacturing strategy provides a scalable business model, enables us to concentrate on our core competencies of research and development, technological advances and product design and engineering and reduces our capital investment.
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
Periodically, we purchase inventory from our contract manufacturers when a customer delays its delivery schedule or cancels its order. In such circumstances, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value. We charge write-downs to reduce the carrying value of obsolete, slow moving and non-usable inventory to its net realizable value and charge such write-downs to cost of revenue. We also record a liability and charge to cost of revenue the estimated losses on inventory we are obligated to purchase from our contract manufacturers when such losses become probable from customer delays or order cancellations. In addition, the impact of entering into long-term capacity agreements could create significant inventory write-down if the end customer demand substantially declines.

Competition
We compete against many global and local companies. To win, we focus on delivering exactly what our customers need: top-quality products, advanced technology, strong technical support, flexible global delivery, reliable supply and competitive pricing. Across our product end markets, our principal competitors include:
•Processor manufacturers – MPU and MCU makers
•Wireless connectivity providers – Wi-Fi, Bluetooth, BLE, Zigbee, Thread, ULE, UWB
•Touch sensor and IC manufacturers
•Providers of systems on modules and single board computers
•Semiconductor and subsystem manufacturers
•Embedded computing platforms and systems providers
Intellectual Property Rights
Our ability to compete successfully depends in part on our ability to maintain the proprietary aspects of our technologies and products. We pursue an active intellectual property strategy designed to support innovation, protect competitive advantage and enable strategic collaborations.
As of June 2025, we held 2,516 active patents and 566 pending patent applications worldwide that expire between 2025 and 2045. Collectively, these patents and patent applications cover various aspects of our key technologies, including those for touch sensing, voice processing, secure biometrics, display drivers, touch and display integration, docks and adapters, video interfaces, wired and wireless connectivity, audio processing, video processing, edge computing, open AI tools and computer vision. Our proprietary firmware and software, including source code, are protected by copyright laws and trade secret laws.
Our technology portfolio spans ICs, firmware, software and mechanical hardware. The combination of these technologies within our products, along with the complexity of customer-specific customizations and the length of design cycles, provides a further barrier to replication and unauthorized use.
While we rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality agreements and other legal and contractual protections, no single measure offers complete assurance and these measures may provide only limited protection. Accordingly, we continuously evaluate our IP protections and practices to safeguard our innovation assets in a dynamic global environment.
Human Capital and Workforce Management
Our company has been built on the collective contributions from people of many countries, religions and ethnic backgrounds. People are our most critical asset and are the core component behind our success. We want to attract, develop and retain the world’s best talent. As of June 2025, we employed approximately 1,700 employees. Our workforce is distributed globally across 15 countries with 21% of our employees located in North America, 69% located in Asia Pacific and 10% located in Europe and the Middle East. We believe our company attributes differentiate us in the market and have resulted in a lower voluntary attrition rate relative to benchmark data and a higher retention rate in fiscal 2025. Our employee average tenure globally is approximately eight years.
Our Board of Directors and its committees provide oversight on certain workforce management matters including, among other aspects, leadership development, management depth and strength assessment, people engagement and inclusion, and our employee experience survey results. The Audit Committee is responsible for monitoring our business risks and our company’s Code of Business Conduct and Ethics. The Nominations and Corporate Governance Committee oversees our Corporate, Governance and Sustainability (“CGS”) strategy, including talent attraction, retention and inclusion and belonging. The Compensation Committee provides oversight of our overall compensation philosophy, policies and programs and assesses whether our compensation establishes appropriate incentives for executive officers and other employees.
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

We are committed to proactively caring for the well-being of our employees in an engaging and meaningful way. The majority of our workforce participated in health and wellness related events last year, such as global virtual runs and quarterly challenges, promoting healthy behavior while raising money for local charities. We also provided opportunities for employees to donate or volunteer their time through various philanthropic programs and events. Additionally, we provided a new platform to access resources and learning across physical, mental, nutritional, financial and social health topics. We continuously provide team building and well-being activities onsite in our global offices.
We conduct organizational health surveys designed to assess employee engagement, leadership, work environment and culture. We held an average response rate of 87% for fiscal 2025, which we view as indicative of a high-level of employee engagement.
We invest in our employees and their professional development by providing opportunities to learn though technical, compliance and other professional training, including through semi-annual development conversations between employees and managers to ensure employees have individualized career discussions that align both with organizational and professional development goals. We also make customized learning pathways available through a global platform where all employees can take courses to grow their skill sets. With an added focus on developing our leaders, our people managers received additional focused resources and training.
To ensure we are building leadership strength and capabilities for the future, we have robust talent assessment discussions where high-performing and high potential employees are identified for future growth opportunities as well as succession planning for future critical leadership positions.
We strive to provide a rich and inclusive environment that values a wide array of skills, backgrounds and perspectives. Our goal is to cultivate an environment that allows for and encourages all employees to collaborate and participate equally to foster individual and company growth and innovation. As of June 2025, 19% of global employees, 20% senior executive leadership positions and 38% of our Board of Directors identified as female. We continue to invest in programs that foster a respectful, inclusive and collaborative work environment that reflect the diverse cultural backgrounds represented in our global offices.
Corporate Responsibility
We are committed to being a responsible corporate citizen and to maintaining the highest ethical standards in our business practices. We believe that sustainable operations and consistent attention to CGS priorities support long-term stockholder value and reinforce the resiliency of our business. Our Board of Directors and management team integrate CGS considerations into strategy, financial planning and risk management to promote transparency, accountability and informed decision-making.
As part of our environmental efforts, we have implemented company-wide initiatives to reduce our natural resource consumption, minimize waste, promote reuse and recycling and dispose of end-of-life products in an environmentally safe manner.
Within our supply chain, we have adopted a supplier and vendor code of conduct and require our business partners to comply with and support the Responsible Business Alliance (RBA) Code of Conduct. Our vendors and suppliers are also required to obtain and maintain all required health and safety permits, provide reasonable working and living conditions and implement incident management systems and emergency preparedness protocols.
Oversight of CGS matters is embedded at the Board level. The Nominations and Corporate Governance Committee has oversight of CGS strategy and receives regular reports from management on progress and performance. The Audit Committee oversees our broader business risks and our company’s Code of Conduct. Our Board of Directors receives periodic updates from Nominations and Corporate Governance Committee and management on our CGS performance.

Information about our Executive Officers
The following table sets forth certain information regarding our executive officers as of August 15, 2025:

Name	Age	Position
Rahul Patel	56	President and Chief Executive Officer
Lisa Bodensteiner	63	Senior Vice President, Chief Legal Officer and Secretary
Satish Ganesan	50	Senior Vice President and General Manager of Intelligent Sensing Division and Chief Strategy Officer
Vikram Gupta	56	Senior Vice President and General Manager, IoT Processors and Chief Product Officer
Ken Rizvi	50	Senior Vice President and Chief Financial Officer
Rahul Patel has been the President and Chief Executive Officer since June 2, 2025. Prior to joining our company, Mr. Patel held senior leadership positions at Qualcomm Technologies Inc., a subsidiary of Qualcomm Incorporated, since May of 2015. He most recently served as Group General Manager, Connectivity, Broadband & Networking Group from December 2023 to May 2025 and previously as Senior Vice President and General Manager, Connectivity, Broadband & Networking Group from May 2015 through December 2023. Prior to Qualcomm, Mr. Patel held various leadership positions at Broadcom Corporation Inc. from 2002 through May 2015, serving in his last role as Senior Vice President and General Manager, Wireless Connectivity Group. Prior to Broadcom, Mr. Patel served in various engineering and business leadership roles at HIFN, Inc., Samsung Semiconductor, Tritech Microelectronics and EPSON/S-MOS Systems. Additionally, since 2019, Mr. Patel has served as a member of the board of directors and as a member of the corporate governance and nominating committee, the audit committee and as chair of the compensation committee, of Energous Corporation, a developer of scalable, over-the-air wireless power networks. Mr. Patel holds an M.B.A. from Santa Clara University, an M.S. in Computer Science and Engineering from Arizona State University and a B. Tech in Electronics and Communications Engineering from National Institute of Technology in Warangal, India.
Lisa Bodensteiner has been Senior Vice President, Chief Legal Officer and Secretary since November 2023. Prior to joining our company, Ms. Bodensteiner was Executive Vice President, Chief Legal Officer, Compliance Officer and Corporate Secretary of Plantronics, Inc. (“Poly”) from October 2020 to October 2022. Ms. Bodensteiner served as a Principal of MDAC, LLC, a family-owned real estate company, from June 2016 to October 2020, and Executive Vice President, General Counsel and Chief Compliance Officer at SunPower Corporation, a global energy company and provider of solar power solutions, from June 2012 to May 2016. Before joining SunPower, Ms. Bodensteiner held key executive roles at First Solar, Inc. from April 2009 to June 2012 and OptiSolar Inc., where she was also on the leadership team, from October 2007 to April 2009. She also served as Executive Vice President, General Counsel, Secretary and Chief Compliance Officer at Calpine Corporation from February 1996 to April 2006. Ms. Bodensteiner holds a Juris Doctor degree from Santa Clara University School of Law and a Bachelor of Science in Business Administration in Accounting from the University of Nevada.
Satish Ganesan has been the Senior Vice President and General Manager of Intelligent Sensing Division since February 2024. Mr. Ganesan joined Synaptics in November 2019 as our Chief Strategy Officer. Prior to joining our Company, Mr. Ganesan served as Chief Product Officer of Keyssa Inc., a wireless startup focused on short range connectivity, from May 2017 to October 2018. Before that, he held several executive positions focused on IoT and mobile strategy and product marketing at Broadcom Limited from August 2007 to November 2010 and January 2014 to February 2016. He also served as Director, Product Management & Product Marketing at Tilera Corporation from December 2011 to December 2013. He spent his early career in various engineering roles at Xilinx and holds more than 10 US patents. Mr. Ganesan received his Bachelor of Science in Electrical and Electronics Engineering from BITS, India and his Master of Science in Computer Engineering from the University of Cincinnati.
Vikram Gupta has been the Senior Vice President and General Manager of IoT Processors and Chief Product Officer since January 2023. Prior to joining Synaptics, Mr. Gupta was the SVP and GM of IoT Compute and Wireless Business Lines for Infineon Technologies, a manufacturer of semiconductor solutions, from April 2020 to November 2022, where he led the integration and transformation efforts for the over $1.0 billion multi-site business with three product lines following Infineon’s acquisition of Cypress Semiconductor, where he served as VP of Engineering of the IoT Business Unit from 2016 to 2019 and SVP and GM of the IoT Business Unit from 2019 to 2020. Prior to Cypress Semiconductor, Mr. Gupta navigated a progressive tenure with Broadcom, advancing in leadership and responsibility across both engineering and business. Earlier in his career he was a co-founder of Zeevo, a developer of SOC solutions for Bluetooth and other wireless communications applications, which was ultimately purchased by Broadcom. He holds a Bachelor’s degree in Electrical and Electronics Engineering from Birla Institute of Technology & Science in India and a Master’s Degree in Electrical Engineering from the University of Hawaii at Manoa.

Ken Rizvi has been the Chief Financial Officer of our company since July 15, 2024. Prior to joining our company, Mr. Rizvi served as Senior Vice President and Chief Financial Officer of Penguin Solutions, Inc. (previously named SMART Global Holdings), a company that designs, builds, deploys and manages high-performance, high-availability enterprise solutions for its customers, from February 2021 to June 2024. Prior to joining Penguin Solutions, Mr. Rizvi served as Senior Vice President and Chief Financial Officer of UTAC Holdings Ltd., a global semiconductor assembly and test services provider, from June 2018 until February 2021. He served as Senior Vice President and Chief Financial Officer at Isola Group, a global materials sciences company, from August 2016 to June 2018. Prior to Isola, Mr. Rizvi held senior leadership roles at Micron Technology, Inc. and ON Semiconductor. He has also served as an associate with Technology Crossover Ventures and as an investment banker at Morgan Stanley. Mr. Rizvi holds an Executive Master of Business Administration from the W.P. Carey School of Business at Arizona State University and a Bachelor of Arts in Economics from Yale University.
Available Information
On the Investor Relations pages of our website, www.synaptics.com, we make available, free of charge, all our Securities and Exchange Commission (“SEC”) filings, corporate governance information, including our Code of Conduct, our Code of Ethics for our Chief Executive Officer and Senior Financial Officers and our Board Committee Charters.
Our filings with the SEC are available on our website promptly after their electronic filing with the SEC. You can also read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov.
The contents of our website, including the content contained in any website addresses or links included elsewhere in this report, are not incorporated into or deemed to be a part of this report.

ITEM 1A. RISK FACTORS
Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and the consolidated financial statements and the related notes included elsewhere in this report, before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that materially and adversely affect our business. If any of the following risks actually occurs, our business operations, financial condition, operating results and prospects could be materially and adversely affected. The market price of our securities could decline due to the materialization of these or any other risks, and you could lose part or all of your investment.
Risks Related to Our Industry and Business
We depend on the IoT, Enterprise and Automotive and Mobile product applications markets for a substantial portion of our revenue. These are cyclical, competitive and evolving markets that are subject to volatility, economic risk and uncertain growth, which may materially affect our business, revenue, operating results and financial condition.
We derive a substantial portion of our revenue from our solutions for the Core IoT, Enterprise and Automotive and Mobile markets. These markets are highly competitive and subject to significant volatility, driven by macroeconomic conditions, evolving technical standards, shifting customer preferences, and rapid technological changes. For example, our products are embedded in discretionary consumer and industrial devices such as smartphones, tablets, notebooks, virtual reality systems, and automobiles. As a result, demand in these markets can fluctuate sharply based on factors such as inflation, interest rates, trade restrictions, or recessionary conditions. During periods of slowing growth or heightened uncertainty, customers may cancel, reduce or defer orders, reduce inventory levels, or adjust production forecasts. In addition, these economic conditions could result in higher inventory levels and the possibility of resulting excess capacity charges from our manufacturing partners if we need to slow production to reduce inventory levels. Macroeconomic conditions can also disrupt our supply chain and increase operational costs. If our manufacturing partners, suppliers, distributors and other third-party partners experience financial challenges, they may demand pricing accommodations, delay payment or become insolvent, which could harm our ability to meet our customer demands or collect revenue. Cyclical patterns in our end markets, particularly consumer electronics and automotive, have historically resulted in reduced demand, price erosion, overcapacity and increased inventory. These cycles are difficult to predict and may result in substantial fluctuations in our operating results. Moreover, each market presents unique risks. For example, the automotive industry is especially sensitive to inflation, interest rates and tariffs, all of which may raise vehicle production costs and depress consumer demand. Existing, new or retaliatory tariffs on automobiles and automobile components imported into the United States could disrupt the automotive supply chain and, in turn, adversely affect our growth rate in that industry.
Our financial results are also subject to pricing pressure, changes in product mix, and limited ability to control input costs. Average selling prices of our products have historically declined, and we expect this trend to continue. To win business or retain key customers, we may offer price concessions that reduce gross margins. Our more recently introduced products often carry higher development and production costs, and increased sales of lower-margin products in emerging markets may dilute overall profitability. Because we do not operate our own manufacturing, assembly, testing or packaging facilities, we may lack flexibility to scale or reduce costs quickly in response to changing demand. Our reliance on third-party partners also makes us more vulnerable to inflationary input costs, capacity constraints and supply chain disruptions. In addition, deterioration in the financial condition of our contract manufacturers or suppliers could limit our ability to secure components or achieve cost efficiencies.
Our future revenue growth also depends, in part, on our ability to maintain and expand our position in these key markets while responding to customer product transitions, emerging competitive solutions, and ongoing technology shifts. If these markets experience slower than expected growth or if demand for our solutions weakens, our revenue and profitability could be materially impacted.
Changes to international trade policies, export controls, and foreign operations expose us to legal, regulatory, and operational risks.
As a global company headquartered in the U.S., we are subject to U.S. and foreign laws and regulations governing import, export, and economic sanctions. These restrictions may prohibit sales to certain countries, entities, or individuals, or require export licenses for certain technologies. Many of our customers, suppliers and contract manufacturers are foreign companies or have significant foreign operations, and many of the components used in our products are sourced from Asia.

Tariffs on imported components, especially from Asia, could increase our production costs, disrupt supply chains, or make our products and our customers’ end products less competitive in global markets. For example, in the first quarter of calendar 2025, the U.S. government announced new tariffs on imports from several countries, prompting reciprocal tariffs. Tariffs on our customers’ products may reduce their global competitiveness, particularly in China. Some OEMs in our industry have responded with short-term price adjustments and shifted production and sourcing outside of China. Additionally, on August 6, 2025, the U.S. government proposed a 100% tariff on imported semiconductors and chips, with possible exemptions for companies that invest in U.S. manufacturing. While still in the proposal phase, this policy could materially impact our sourcing strategy and component costs, depending on scope and implementation. We rely on global foundry partners, many based in Asia, for a significant portion of our silicon. If adopted, these tariffs could increase our manufacturing costs or require changes to our supply chain operations. We are actively evaluating strategies to mitigate such risks, including potential sourcing diversification or partnerships with U.S.-based manufacturers.
Geopolitical instability, including in the Middle East, Taiwan, or U.S.-China relations, could disrupt access to critical markets or destabilize key supply chain and logistics corridors. On June 13, 2025, Israel launched a strike on Iranian military and nuclear sites, followed by Iranian retaliation. On June 21, 2025, the U.S. conducted targeted air strikes, which Iran answered with attacks on U.S. interests. Although a ceasefire has been reached, there is no assurance that hostilities will not escalate or recur. This military escalation between Israel and Iran has increased geopolitical tensions and uncertainty across the broader region. Escalations of hostilities could also trigger new or expanded U.S. sanctions or export controls affecting parties or regions with which we do business. The developments could lead to delayed shipments, increased costs, or reduced revenue in impacted markets.
Further escalation in global or U.S.–China trade tensions could weaken China’s economy and reduce demand from customers located in China or selling into that market, which may affect our revenue and operations. Although we have not yet seen widespread tariff-related price increases passed through to us, our customers may respond by requesting pricing accommodations or shifting demand to alternative suppliers. Changes in trade policies or future tariffs could lead to further volatility in customer demand and order behavior. We may also experience fluctuations in order timing as customers adjust their purchases in response to tariffs or logistics concerns, including pulling forward orders into earlier quarters. These shifts may not reflect actual demand and could reduce volumes in future periods.
Additionally, our international operations, including in Taiwan, China, South Korea, Hong Kong, and throughout Europe and Asia, expose us to risks such as unexpected regulatory changes, labor law shifts, currency fluctuations, public health emergencies, and environmental compliance burdens.
Export control regulations are also evolving. New or expanded restrictions or sanctions—such as those recently imposed by the U.S. on China and Russia—may limit our ability to sell to or source from affected parties. These controls may cover foreign-produced items, advanced technologies, or entities on the U.S. Entity List. If we are unable to serve these customers, they may turn to domestic solutions or competitors not subject to similar restrictions. Such developments may materially impact our revenue and future business opportunities in these regions. Maintaining compliance with global trade and export regulations is increasingly complex, time-consuming, and resource-intensive. Failure to comply could result in fines, reputational harm, or limitations on our ability to operate in key international markets.
We face intense competition and our success depends on our ability to deliver innovative, high-performance solutions.
We operate in intensely competitive markets characterized by price erosion, rapid technological change, and competition from major domestic and international companies. Some of our current and potential competitors may offer bundled solutions; introduce new products with disruptive technologies and AI-enhanced features; or benefit from greater brand recognition, longer operating histories, larger customer bases and more extensive resources in sales, R&D, and manufacturing. As a result, they may be able to devote greater resources to promotion, negotiate lower prices for raw materials and components, deliver products at lower prices, or respond more quickly to customer requirements.
To compete effectively, we must win design opportunities with OEM customers, meet their development timelines, and align our solutions with their technical and commercial objectives. One of our core business strategies is to win competitive bid selection processes with OEM customers to design our products into their platforms. These selection processes are often lengthy and require significant design and development investment, with no assurance of winning a contract or generating revenue. Delays in our design cycle, failure to anticipate market needs, or inability to align our products with customer roadmaps may result in missed opportunities. If a customer designs another supplier’s product into one of its product platforms, it is more difficult for us to achieve future design wins with that platform because changing suppliers involves significant cost, time, effort and risk on the part of that customer. This risk is particularly pronounced in markets such as Automotive, where long design cycles, combined with failure to win a design-in, could lock us out of a customer for several years. If we fail to win key design opportunities, or if we are not perceived as a technology or industry leader, our business, financial condition and results of operations could be materially harmed. Also, a design win does not guarantee revenue. Customers may reduce or cease purchases at any time—for example, if their products are not commercially successful. If we fail to convert design wins into sales, our operating results could be materially and adversely affected.
Even if we secure a design win, our revenue depends on the commercial success of the customer’s product. If that product is delayed, fails to meet expectations, or is discontinued, our sales may not materialize. Additionally, if our interfaces fail to meet customer performance, cost, or integration requirements during development, projects may be canceled altogether. The timing and cost of our development efforts may exceed expectations, especially as we invest significant engineering, testing, and support resources long before volume production begins. We may not recover these costs if the product does not launch or is replaced by an alternative solution.
In addition, if we do not keep pace with rapid technological innovation—such as in AI, ML, edge computing and connectivity—our solutions may become less competitive or obsolete. We must invest substantial resources to enhance and develop new technologies, including hiring and retaining skilled engineers, adopting advanced tools and scaling R&D. Even with investment, our technologies may fail to transition from development to cost-effective production or customers may choose competitors’ solutions due to price, performance or strategic alignment. We are also integrating AI and ML technologies into our products, services and internal processes, including in edge computing, voice and vision interfaces and wireless connectivity. The rapid pace of AI and ML innovations may challenge our ability to remain competitive if we fail to keep pace with technological developments or if our competitors more effectively deploy these technologies. While AI and ML offer opportunities to enhance the functionality and efficiency of our product offerings, they also introduce operational, compliance and reputational risks. These include unintended consequences, such as inaccurate or biased outputs, potential misuse by personnel, vulnerabilities in third-party AI tools and heightened scrutiny under evolving laws and regulations governing data privacy, algorithmic transparency and ethical AI use. The use of AI also may expose us to increased intellectual property risks, including claims of infringement, misappropriation or loss of proprietary information.
Failure to innovate, keep pace with customer expectations and win key design opportunities, convert such opportunities into sales, offer compelling features at competitive prices, could materially harm our market position and financial performance.
Our growth depends on the successful development of emerging markets, including Core IoT, which may be slower, more competitive, or more regulated, which could result in our losing or failing to gain market share and suffering reduced revenue.
We face uncertainty in the development and growth of new and emerging markets, such as Core IoT. These markets may develop slower than anticipated or rely on competing technologies that do not include our product solutions. The success of our solutions in these markets depends on several factors, including: the pace of adoption of wireless and other enabling technologies; the emergence and standardization of protocols for device interoperability; the performance, size, power consumption, and cost-effectiveness of our solutions relative to alternatives; and OEM and end-user preferences. Many of these products are still emerging, and demand for them may vary significantly from one period to another. We may face well-established competitors with strong customer relationships, brand recognition, and more extensive resources. If these markets fail to develop as expected, or if our technologies are not widely adopted, our ability to grow revenue, maintain profitability, and increase market share could be significantly impaired. A sustained failure to gain traction in these markets may also require us to restructure certain product or market investments.
In addition, unfavorable developments with respect to global laws and regulations—including those affecting artificial intelligence and data governance—could slow or limit adoption of products in these markets, impede our strategic plans, or require changes to our offerings.
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
We rely on a concentrated base of OEMs and ODM customers, and the loss of a major customer, or such customer’s failure to renew an existing project or contract, or any changes in their purchasing behavior, or the failure of their products to achieve commercial success, could materially harm our business, financial condition and operating results.
Our products are not sold directly to end users. Instead, our solutions are integrated into systems sold by OEMs and original design manufacturers (“ODM”), often through contract manufacturers that serve them. A significant portion of our revenue is generated from a limited number of large customers. This concentration makes us highly dependent on the purchasing behavior of a few OEMs and ODMs and increases our exposure to revenue volatility. If any of these key customers reduce, cancel or stop placing orders, fail to renew an existing project or contract, or shift to a competing supplier for our high-volume products, our financial results could be adversely affected. The risk is heightened if customers are impacted by operational disruptions or trade restrictions, particularly in jurisdictions such as China. Because contract manufacturers often serve the same OEM, a reduction in demand from that OEM could significantly impact our revenue across multiple customer accounts. The adverse effect could be more substantial if we are unable to offset the loss by generating increased orders from other existing customers or by securing new design wins. Significant reductions in sales to our largest customers, the loss of other major customers, a general decrease in demand, or our failure to expand our customer base, particularly in key markets, would materially impact our future operating results.
Even when we meet our customers’ technical and pricing requirements, our success ultimately depends on the commercial success of their products that incorporate our solutions. If those products fail to gain market acceptance or are discontinued, or if customers decide not to continue with follow-on projects, our revenue may decline.
Additionally, our customers generally do not enter into long-term volume purchase commitments. As a result, even longstanding relationships do not guarantee future revenue. Shifts in customer strategies, product transitions, or macroeconomic factors could lead to reduced demand for our products. We may also incur significant R&D and sales-related expenses in support of these customers, without assurance of recovering those investments.
We depend on third parties for manufacturing and supply, and face risks from inventory imbalances, demand uncertainty, and component shortages that may disrupt our operations and reduce margins.
We depend on our contract manufacturers and semiconductor fabricators, primarily located in Asia, to produce and assemble our products. These third parties are responsible for maintaining satisfactory manufacturing yields and delivery schedules. We provide our contract manufacturers with six-month rolling forecasts of our production requirements, but generally do not have long-term agreements that guarantee production capacity, pricing, or lead times. If end customer demand fluctuates unexpectedly, either rising sharply or declining, our ability to respond is constrained by limited capacity control and long lead time. Our manufacturers also serve other customers, some of whom may have greater volume commitments or purchasing leverage, which could lead to a re-prioritization of production at our expense. Qualifying new contract manufacturers, specifically semiconductor foundries, is time consuming and might result in unforeseen manufacturing and operations problems. We may also encounter lower manufacturing yields and longer delivery schedules in commencing volume production of new products that we introduce, which could increase our costs or disrupt our supply of such products. In addition, a foundry or supplier may become unavailable to us as a result of economic or political instability. The loss of relationships with our contract manufacturers or assemblers, or their inability to conduct their manufacturing and assembly services for us as anticipated in terms of capacity, cost, quality and timeliness, could adversely affect our ability to fill customer orders in accordance with required delivery, quality and performance requirements and adversely affect our operating results.
We also face significant risk from forecasting errors, inventory imbalances, and order variability. We typically sell pursuant to customer purchase orders rather than long-term purchase commitments, and customers may delay, cancel, or fail to honor their orders. If we overestimate demand, we may hold excess or obsolete inventory; if we underestimate, we may lack sufficient inventory or manufacturing capacity to meet demand. Many of our customers have shifted to just-in-time inventory strategies, increasing our exposure to short-notice adjustments. Because our forecasts are based on assumptions about customer behavior, market conditions, and development timelines, any of which may prove inaccurate, our inventory and revenue may vary significantly from expectations.
Supply chain disruptions can also impact upstream demand for our solutions. Our products are used in complex devices and systems that depend on numerous components. Delays in one part of the chain can lead to a broader reduction in product builds that include our technologies. In addition, we face ongoing risks from component and material shortages. Key inputs, including silicon wafers, substrates, and packaging materials, are sourced from a limited number of foreign suppliers. If these suppliers face capacity constraints, pricing shifts, or economic disruptions, we may be unable to obtain sufficient quantities or meet production timelines.
Without long-term supply contracts, we are exposed to price increases and allocation risk. If larger or better-financed supply chain customers secure preferential access to limited supplies, our production and costs could be adversely affected. Future shortages or procurement delays may cause missed shipments, customer dissatisfaction, and lost revenue opportunities.
Altogether, uncertainty in demand forecasting, reliance on outsourced manufacturing, and limited sourcing alternatives may materially impact our operating results, margins, and ability to fulfill customer expectations.

Defects, security vulnerabilities, or performance failures in our products could result in liability, reputational harm, and lost revenue opportunities.
We develop complex solutions that are integrated into customer devices across the IoT, Enterprise, Automotive, and Mobile markets. These products must meet high standards for performance, security, and reliability. Despite rigorous testing, our solutions may contain defects, errors, or vulnerabilities that result from issues in design, materials, manufacturing, packaging, or software integration. Development in new technology domains, including use of smaller geometry nodes and advanced AI features, increases the risk of product failure or low yield. Vulnerabilities can also be introduced via third-party or open source software, or through malicious actions by external actors. Such defects, errors or security vulnerabilities could give rise to significant costs (including costs related to developing solutions, recalling products, repairing or replacing defective products, writing down defective inventory or indemnification obligations under our agreements), could result in the loss of sales and divert the attention of our personnel from our product development efforts. In addition, defects, errors or security vulnerabilities in our products could result in failure to achieve market acceptance, a loss of design wins, a shifting of business to our competitors, product liability claims and litigation or regulatory action against us, and could harm our reputation, our relationships with customers and our ability to attract new customers, as well as the perceptions of our brand. Further, our business liability insurance may be inadequate, may not cover the claims, and future coverage may be unavailable on acceptable terms, which could adversely impact our financial results.
Our customers often integrate our solutions into devices that interact with untrusted systems or process large volumes of data. If our solutions fail, or introduce security risks to the customer’s end product, it may result in operational disruption, loss or theft of sensitive data, regulatory exposure, or product recalls. Mitigation tools, such as firmware patches or configuration updates, may not always be timely or fully effective. Any such failures could harm our reputation, delay or reduce revenue, lead to loss of design wins, shift business to competitors, or result in legal claims or indemnity obligations. While we maintain product liability insurance, coverage may be limited or unavailable in future periods.
Additionally, we generally warrant our products for 12 months from the date of delivery. Although we have not experienced widespread recalls, manufacturing defects or quality issues could result in revenue deferrals, warranty costs, or strained customer relationships. Addressing such issues can divert engineering resources from strategic initiatives and negatively affect profitability.
If we fail to manage our growth and scale our operations effectively, our infrastructure and resources could be strained, our ability to effectively manage our business could be diminished and our operating results could suffer.
As we expand our product portfolio and customer base, we must scale our global organization efficiently to meet increasing demand. This includes the ability to: hire, train and retain talent globally; plan, expand, or optimize facilities; enhance operational and management systems; and scale development and production capacity. We also may incur significant expenses in anticipation of future orders that do not materialize, particularly in Core IoT, Enterprise, Automotive, and Mobile markets. These upfront investments—whether in personnel, infrastructure, or supply—could negatively impact profitability if not matched by revenue growth.
In some cases, customers may require rapid increases in design or production support, placing short-term strain on our internal teams and contract manufacturers. If we or our partners cannot expand quickly enough, we may lose revenue opportunities or damage customer relationships. Failure to manage growth and align resources with demand could materially impact our business, operational efficiency, and financial performance.
Our ability to protect our intellectual property, avoid infringement of third-party rights, and manage licensing compliance, including with open source software, is critical to our competitiveness and subject to legal risk.
We rely on a combination of patents, trade secrets, trademarks, copyrights, and confidentiality agreements to protect our proprietary technologies. However, we cannot be certain that our technologies and products do not and will not infringe issued patents or other third-party proprietary rights. Patents may be challenged, invalidated, or circumvented. Trade secrets may be compromised if confidentiality measures fail or are not consistently applied, and trademark rights may be challenged or unenforceable in certain jurisdictions. Our protection efforts face limitations, particularly in foreign markets such as China, where IP enforcement is less predictable. In the past, we have not always required all employees, consultants, suppliers, or partners to enter into formal written agreement for the protection of our technology including confidentiality or invention assignment agreements, and some may seek to assert rights in our technologies or use them without authorization. The risk of inadvertent disclosure is further heightened by employee use of generative or third-party AI tools. Any claims, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of management, and could require us to enter into royalty or licensing agreements, which may include terms that may not be commercially reasonable, which could have a material adverse effect on our business.

In addition, we license certain technology used in and for our products from third parties, including open source components. Open source software is generally made available “as is” and may impose obligations that require us to disclose our own source code or make our products freely available. Although we monitor our use of such software, inadvertent noncompliance could expose us to claims, require product modifications, or restrict product distribution. Also, there can be no assurances that such third-party technology will remain available to us on commercially acceptable terms.
We cannot be certain that our products do not infringe third-party intellectual property rights. If third parties assert claims of infringement, we could be subject to significant litigation expenses, damage awards, or injunctions. We may be forced to obtain licenses on unfavorable terms, redesign products, or cease selling certain offerings. In some cases, licenses may not be available at all.
We may also have to pay substantial damages to third parties or indemnify customers or licensees for damages they suffer if the products they purchase from us or the technology they license from us violates any third-party intellectual property rights. Any adverse outcome in a licensing dispute or infringement action could materially impact our ability to manufacture, market, or support our products. Additionally, defending or enforcing our rights, whether successful or not, can result in substantial legal expenses, operational disruption, and diversion of management attention, which would have an adverse effect on our operating results.
Foreign exchange rate volatility could adversely affect our margins, pricing and competitiveness.
A substantial portion of our revenue is generated from customers located outside the United States, while a significant portion of our operating expenses, including R&D, supply chain and employee compensation, are denominated in foreign currencies such as the New Taiwan dollar, Japanese yen, Chinese yuan and Israeli shekel. Although we transact business predominantly in U.S. dollars and we invoice and collect our sales in U.S. dollars, fluctuations in exchange rates can materially impact our results of operations and financial position. A strengthening U.S. dollar could reduce the local currency revenue of our international customers, potentially weakening demand or triggering pricing pressure. Conversely, a weakening of the U.S. dollar could increase our cost of goods sold and operating expenses and cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services. In the future, customers may negotiate pricing and make payments in non-U.S. currencies. If our overseas vendors or customers require us to transact business in non-U.S. currencies, fluctuations in foreign currency exchange rates could affect our cost of goods, operating expenses and operating margins and could result in exchange losses. Moreover, our reliance on contract manufacturers and suppliers based in Asia subjects us to risks if their local currencies appreciate significantly. Exchange rate movements may also lead to gains or losses on intercompany balances, supplier payments or cash held in foreign subsidiaries. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results. Prolonged shifts in currency rates may make our products more expensive to produce or less competitive in certain markets. Accordingly, foreign currency fluctuations have and could continue to negatively affect our revenue, gross margins and operating income.
We face risks associated with security breaches or cyberattacks.
We face risks associated with security breaches or cyberattacks of our computer systems or those of our third-party representatives, vendors and service providers. Although we have implemented security procedures and controls to address these threats, our systems may still be vulnerable to data theft, computer viruses, programming errors, ransomware and other attacks by third parties or similar disruptive problems. If our systems, or systems owned by third parties affiliated with our company, were breached or attacked, the proprietary and confidential information of our company, our employees and our customers could be disclosed and we may be required to incur substantial costs and liabilities, including the following: liability for stolen assets or information; fines imposed on us by governmental authorities for failure to comply with privacy laws or for disclosure of any personally identifiable information as a part of such attack; costs of repairing damage to our systems; lost revenue and income resulting from any system downtime caused by such breach or attack; loss of competitive advantage if our proprietary information is obtained by competitors as a result of such breach or attack; increased costs of cyber security protection; costs of incentives we may be required to offer to our customers or business partners to retain their business; damage to our reputation; increased cyber liability and data breach insurance premiums; and expenses to rectify the consequences of the security breach or cyberattack. Third parties with which we conduct business, such as foundries, assembly and test contractors and distributors, have access to certain portions of our sensitive data, and we rely on third parties to store and otherwise process data for us. We are dependent on the information security systems of these third parties and they face substantial security risks similar to those outlined above. Any security breaches or incidents or other unauthorized access by third parties to the systems of our suppliers, service providers or other third parties with access to our sensitive data, or the existence of computer viruses, ransomware or other malicious code in their data, software or hardware, could result in disruptions or failures of systems used in our business. Any of the foregoing, or the perception any of them has occurred, could have a material adverse impact on our business, operations and financial results. In addition, any compromise of security from a security breach or cyberattack could deter customers or business partners from entering into transactions that involve providing confidential information to us. As a result, any compromise to the security of our systems could have a material adverse effect on our business, reputation, financial condition and operating results.
Risks Related to Acquisitions and Strategic Alliances
Any acquisitions or strategic alliances that we undertake could be difficult to execute or integrate, may not achieve expected results, and could disrupt our business or dilute stockholder value.
We expect to continue to pursue opportunities to acquire other businesses or technologies, or to engage in strategic alliances, related to other businesses and technologies to complement our current solutions, expand into existing or new markets, enhance our technical capabilities or otherwise accelerate growth. However, we may be unable to identify suitable targets or partners, or complete transactions on acceptable terms. Rising valuations, regulatory scrutiny, or competitive interest may limit our ability to secure attractive opportunities.
If completed, any such acquisitions and alliances carry significant risks. We may be unable to integrate acquired businesses effectively, align operations, or achieve expected synergies. Integration may be complicated by differences in systems, culture, or geography—particularly in international transactions. Acquisitions or alliances may disrupt our operations, divert management’s attention, or result in unanticipated liabilities, restructuring costs, or impairment charges.
We may also issue stock, incur debt, or assume contingent liabilities in connection with acquisitions, which could dilute stockholder value or increase our financial risk. If acquired businesses or investments underperform, we may not realize the intended strategic or financial benefits. For example, in fiscal 2025, we recorded a $13.8 million impairment charge related to technology acquired in fiscal 2024, reflecting changes in customer demand and product development priorities. Additional impairments may arise if other acquisitions or strategic partnerships do not meet our financial expectations.
In addition, strategic alliances may involve joint development, product integration, supply or distribution arrangements, or investment. However, alliances may fail to meet their objectives or be terminated prematurely. If our partners fail to perform, or if anticipated synergies do not materialize, our ability to deliver new products or enter target markets may be impaired. The failure of any acquisition or alliance to achieve its intended benefits could adversely affect our growth, competitiveness, or financial results.
Risks Related to Our Employees
We depend on key personnel who would be difficult to replace and our business will likely be harmed if we lose their services, cannot hire additional qualified personnel or do not manage transitions effectively.
We compete in a highly technical industry that requires a workforce with deep domain expertise in areas such as edge AI, wireless IP, System on a Chip architecture, video processing and embedded firmware. Our future success depends on our ability to recruit, retain and develop highly skilled engineers, program managers and leadership across our global R&D centers, including in the United States, Taiwan, South Korea, Israel and India. The market for semiconductor engineering talent is highly competitive and employee attrition or difficulty hiring in key geographies could delay product development, reduce innovation or harm customer delivery schedules. In addition, restrictive immigration policies, labor market saturation or compensation pressures could affect our access to technical talent. Our compensation programs, which include cash and share-based compensation award components, has been instrumental in attracting, hiring, motivating and retaining qualified personnel. Our success depends on our continued ability to use our share-based compensation programs to effectively compete for engineering and other technical personnel and professional talent without significantly increasing cash compensation costs. We may also be impacted if a competitor recruits key employees, or we experience attrition in our senior leadership without adequate succession planning. In addition, in May 2025, we announced the appointment of a new Chief Executive Officer. Transitions in executive leadership may result in strategic business and operational changes, shifts in personnel priorities and/or uncertainty among employees, customers and investors. Any failure to effectively manage this transition, or to retain senior leaders in critical roles across the organization, could impact continuity, delay initiatives or reduce morale. Such turnover can also disrupt long-term customer relationships, strategic execution or internal governance.

If we are unable to obtain stockholder approval of share-based compensation award programs or additional shares for such programs, we could be at a competitive disadvantage in the marketplace for qualified personnel or may be required to increase the cash element of our compensation program.
Competition for qualified personnel in our industry is extremely intense, particularly for engineering and other technical personnel. This challenge is amplified by our significant presence in Silicon Valley, where competition for talent is particularly fierce. Our compensation program, which includes cash and share-based compensation award components, has been instrumental in attracting, hiring, motivating, and retaining qualified personnel. In particular, we use broad-based equity awards to foster an ownership mindset and align employee incentives with long-term stockholder value. Our success depends on our continued ability to use our share-based compensation programs to effectively compete for engineering and other technical personnel and professional talent without significantly increasing cash compensation costs.
In prior years, proxy advisory firms have recommended that stockholders vote against our equity incentive plan, primarily citing a burn rate that exceeded such firms’ caps or industry norms, and a lower shareholder value transfer (SVT) relative to peers. While we believe these concerns do not adequately reflect our philosophy of broad-based equity participation and its importance to attracting and retaining our talent, such recommendations may influence stockholder voting outcomes. In the future, if we are unable to obtain stockholder approval of our share-based compensation programs or additional shares for such programs, we could be at a competitive disadvantage in the marketplace for qualified personnel or we may be required to increase the cash elements of our compensation program to account for this disadvantage.
Risks Factors Related to Our Future Growth, Capital Requirements and Indebtedness
We may need to raise additional capital to support our growth, and failure to do so on acceptable terms could limit our ability to compete.
To remain competitive and support our strategic initiatives, we must continue investing in research and development, product innovation, marketing, and business development. These efforts may require additional capital beyond our current cash flows. If we are unable to raise funds through equity or debt financing on favorable terms, our ability to expand our business, execute on our roadmap, or pursue strategic acquisitions could be constrained.
Raising capital may also involve risks. Equity financing could dilute existing stockholders and negatively affect our stock price, while debt financing could increase interest expense and impose restrictive covenants. The timing and amount of any needed capital is uncertain and will depend on a variety of factors, including our operating performance, market conditions, and investment opportunities.
Our outstanding debt, credit covenants, and convertible note obligations may limit our financial flexibility, expose us to liquidity risk, and result in stockholder dilution or adverse market impacts.
We have significant outstanding indebtedness, including our 4.000% Senior Notes due 2029 and our 0.75% Convertible Senior Notes due 2031 (“2031 Notes”). We may incur additional debt under our credit agreement or the indentures, which could amplify the risks described below.
Our debt could make it more difficult to meet our obligations, increase our sensitivity to interest rate changes, reduce funds available for operations or investments, and limit our ability to respond to changes in our business or the broader economy. Additionally, the covenants in our credit agreement impose restrictions on our ability to incur or guarantee additional indebtedness, create liens, make certain investments, merge or transfer assets, pay dividends or repurchase capital stock, enter into transactions with affiliates, amend subordinated debt, or enter into new lines of business. The credit agreement also contains financial covenants which limit the consolidated total net leverage ratio and the consolidated net interest coverage ratio. If we fail to comply with these covenants and are unable to obtain waivers, we may be in default, which could result in acceleration of our obligations and potential foreclosure on secured assets. Even if we can obtain alternative financing, it may not be on favorable terms.
The 2031 Notes require us to make cash payments upon conversion or a fundamental change, and we may not have sufficient liquidity to do so. Our ability to make scheduled payments of interest under our 2031 Notes, or to refinance such indebtedness, depends on our future performance, including sufficient cash flow from operations for debt service, which is subject to economic, financial, competitive and other factors beyond our control, including those described in this report. If our operating cash flow is insufficient, we may need to raise additional capital, sell assets, or restructure debt, which will depend on conditions in the capital markets and our financial condition at such time, among other factors, which could result in a default on our debt obligations or other material adverse effects on our business and financial condition. Subject to certain conditions, holders of the 2031 Notes can require us to repurchase their notes. Upon conversion of the 2031 Notes in accordance with their terms, unless we elect to solely deliver shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required, under the default settlement method, to settle the principal amount of the 2031 Notes in cash, and any conversion involving cash settlement could significantly affect our liquidity.
The conversion of some or all of the convertible senior notes would dilute the ownership interests of our existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock. Historically, we have elected to satisfy our convertible senior note conversion obligations through the payment of cash in certain circumstances, the issuance of shares of common stock in other circumstances or a combination thereof, to such convertible senior note holders.
In addition, in connection with the issuance of each series of the convertible senior notes, we entered into capped call transactions with certain financial institutions to reduce the potential dilution to holders of our common stock upon any conversion or settlement of the convertible notes and/or offset any cash payments we are required to make above the principal amount of such convertible senior notes. These counterparties or their respective affiliates may engage in hedging activities, such as buying or selling our common stock or related derivatives, which could negatively affect the market price of our common stock.
The trading price of the 2031 Notes may also be volatile due to fluctuations in our common stock price, and there is currently no active trading market for the 2031 Notes.
We may incur material environmental liabilities as a result of prior operations at an acquired company.
In connection with our acquisition in July 2017 of Conexant Systems, we agreed to assume certain environmental liabilities, including remediation of environmental impacts at a property formerly owned and operated by Conexant (“Conexant Site”) and for potential future claims alleging personal injury or property damage related to the environmental impacts at and about the Conexant Site. We continue to incur costs to investigate and remediate the Conexant Site’s environmental impacts, and we are at risk for future personal injury and property damage claims related to the Conexant Site. Various federal, state and local authorities regulate the release of hazardous substances into the environment and can impose substantial fines if our remediation efforts at or about the Conexant Site fail or are deemed inadequate. In addition, changes in laws, regulations and enforcement policies, the discovery of previously unknown contamination at the Conexant Site, the implementation of new technology at the Conexant Site or the establishment or imposition of stricter federal, state or local cleanup standards or requirements with respect to the Conexant Site, could require us to incur additional costs in the future that could have a negative effect on our financial condition or results of operations.
General Risk Factors
Changes in U.S. and foreign tax laws, implementation of Pillar Two and OBBBA, or adverse audit outcomes could materially affect our effective tax rate, financial position, and cash flows.
We are subject to U.S. federal, state and foreign income taxes in the various jurisdictions in which we do business, including U.S. taxes on certain foreign subsidiary earnings. Changes in tax laws or regulations, domestically or internationally, could adversely affect our effective tax rate, deferred tax assets, or overall financial condition. In particular, the Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two framework introduces a 15% global minimum tax that jurisdictions such as the United Kingdom, Hong Kong, Switzerland, and Japan have begun implementing. We currently do not anticipate a material impact to our fiscal 2026 tax rate or cash flows, but we will continue to monitor legislative developments and recognize any Pillar Two-related amounts as period costs.
In addition, effective July 4, 2025, the enactment date for U.S. GAAP purposes, the One Big Beautiful Bill Act (“OBBBA”) introduced sweeping tax changes, including permanent extensions of certain provisions originally enacted under the Tax Cuts and Jobs Act of 2017. A previously proposed retaliatory tax on foreign companies (Section 899) was removed following a G7 agreement. We continue to assess the accounting and operational impacts of OBBBA, particularly under ASC 740, and its implications for our future financial reporting and tax planning.
We are also subject to periodic examinations by tax authorities, and the calculation of our tax liabilities requires significant judgment. Adjustments may arise from audit resolutions, amended filings, changes in tax interpretations, or expiration of statutes of limitation. Outcomes inconsistent with our expectations could materially impact our consolidated financial position, results of operations, or cash flows.
Our effective tax rate may vary significantly from period to period due to factors such as: shifts in the mix and geographic location of earnings and assets; changes in entity structure or business operations; audit outcomes and related interest or penalties; revaluations of deferred tax assets or changes in tax credit availability; new tax laws or accounting standards, including implementation of BEPS 2.0 or OBBBA; and our decision to repatriate foreign earnings subject to additional taxes.

We are subject to governmental laws, regulations and other legal obligations related to privacy and data protection.
We collect, use and store personally identifiable information (“PII”) as part of our business and operations. We are subject to federal, state and international laws relating to the collection, use, retention, security and transfer of PII. The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The cost of complying with and implementing these privacy-related and data governance measures could be significant as they may create additional burdensome security, business process, business record or data localization requirements. The theft, loss or misuse of PII collected, used, stored or transferred by us, or any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or our failure to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, could result in additional cost and liability to us, including litigation, which could have an adverse effect on our business, operating results, cash flows and financial condition.
Environmental, social and governance (“ESG”) matters may adversely affect our relationships with customers and investors.
There is an increasing focus from lawmakers, regulators, investors, customers, employees and other stakeholders concerning ESG matters, including environment, climate, diversity and inclusion, human rights and governance transparency. A number of our customers have adopted, or may adopt, procurement policies that include ESG provisions or requirements that their suppliers should comply with or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose ESG-related policies, practices and metrics. In addition, various jurisdictions are developing climate-related laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers or additional compliance costs that are passed on to us. These legal and regulatory requirements, as well as investor expectations on ESG practices and disclosures, are subject to change, can be unpredictable and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our outsourced manufacturing. Further, there is an increasing number of anti-ESG initiatives in areas of the United States and elsewhere that may conflict with other regulatory requirements or our various stakeholders’ expectations. If we fail to comply with or meet the evolving legal and regulatory requirements or expectations of our various stakeholders, we may be subject to enforcement actions, required to pay fines, customers may stop purchasing products from us or investors may sell their shares, which could harm our reputation, revenue and results of operations. Additionally, we may be subject to litigation and claims by third parties or regulatory bodies that our stated CGS initiatives and objectives have not been achieved or implemented appropriately. Our actual or perceived failure to achieve our CGS-related initiatives could negatively impact our reputation or harm our business.
The market price of our common stock has been and may continue to be volatile.
The trading price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, including the following: quarterly financial results, changes in guidance, or perceived success in customer design wins—particularly in our key markets of consumer, automotive, IoT, and mobile applications. As a fabless semiconductor company, we are also exposed to industry cycles characterized by shifts in demand, inventory corrections, overcapacity, and pricing volatility. Additionally, trade restrictions, export controls, and geopolitical tensions—especially involving China, a major region for our supply chain and customers—can significantly impact investor sentiment and contribute to share price volatility. Perceptions of our competitive position in areas such as artificial intelligence, edge computing, and wireless connectivity may also drive valuation changes unrelated to actual performance.
Our trading price may also be affected by broader market factors or rumors involving us, our customers, suppliers, competitors, or potential strategic transactions. Announcements of new technologies, product releases, patent disputes, regulatory developments, executive transitions, or significant customer orders may lead to disproportionate movements in our stock price. In addition, stocks of technology and semiconductor companies have historically experienced significant price and volume fluctuations unrelated to underlying business performance. As a result, public announcements concerning our operations—or even general developments within the semiconductor sector—could cause the market price of our common stock to decline, regardless of our actual results.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Our cybersecurity risk management program is part of our overall approach to enterprise risk management. Our cybersecurity risk management program seeks to protect our information systems by managing and reducing material risks from cybersecurity threats and by responding to and mitigating cybersecurity incidents. We have designed our cybersecurity risk management program using certain industry practices and frameworks as a guide, including those established by the International Organization for Standardization and the National Institute of Standards and Technology, although we may not meet all technical standards, specifications or requirements. We employ a cross-functional approach to preserving the confidentiality, security and availability of the employee, customer, supplier and partner information that we collect and store.
We have implemented cybersecurity processes, measures and controls to assist management in our assessment, identification and management of risks from cybersecurity threats. Our Information Security team monitors events, analyzes threats and coordinates our incident response pursuant to our incident response plan, which includes the process to be followed for reporting of incidents. Our cybersecurity risk management involves identifying information assets, assessing and prioritizing risks and employing various tools and techniques to identify and remediate threats. We also leverage third party service providers to test and validate our existing processes and procedures. We conduct annual and ongoing security awareness and behavioral change training for employees to educate them on cybersecurity best practices and train them to recognize phishing attempts. We also assess and manage cybersecurity risks associated with third-party service providers, including those in our supply chain or vendors who have access to our data or systems. Our cybersecurity process is iterative, with regular reviews and updates to help improve and respond to a dynamic and continuously evolving threat landscape.
We describe whether and how risks from cybersecurity threats have materially affected or are reasonably likely to materially affect us, our business strategy, our results of operations or our financial condition under the heading “We face risks associated with security breaches or cyberattacks” included as part of our risk factors disclosures in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
We have not experienced a cybersecurity incident which has been determined to be material and the expenses we have incurred from cybersecurity incidents and threats were immaterial, including penalties and settlements, of which there were none.
Governance
Our Board of Directors is responsible for risk management oversight and has delegated to our Audit Committee oversight responsibility for reviewing the effectiveness of our governance and management of cybersecurity risks. The Audit Committee biannually reviews our policies and practices with respect to risk management, including cybersecurity risks, and reports its findings to the full Board of Directors. The Audit Committee also receives a report containing information security risk posture details, remediation plan execution progress and pertinent threat intelligence updates from the heads of the IT Security and Internal Audit departments on a regular basis, typically biannually. At least annually, but more frequently as necessary, threats from cybersecurity risks and our action plans relating to those risks, also are considered by the full Board during meeting discussions of enterprise risks. Members of management, including the Chief Executive Officer, Chief Financial Officer, Chief Information Officer and Chief Legal Officer, may also report directly to the Board of Directors on significant risk management issues, including cybersecurity threats and incidents.
We have an Information Security Management Steering Committee (“ISMS Committee”), comprised of our Chief Information Security Officer (“CISO”), as well as members of our executive team, including our Chief Information Office and Chief Legal Officer. Our Chief Information Officer and CISO, in coordination with the ISMS Committee, work collaboratively to implement our enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. Our InfoSec team communicates with and reports to the CISO, enabling the CISO, Cyber Incident Response Team and ISMS Committee to monitor the prevention, detection, mitigation and remediation of cybersecurity incidents. Our CISO has significant experience managing global IT operations, including strategy, applications, infrastructure, information security, support and execution.

ITEM 2. PROPERTIES
Our principal executive offices, as well as our principal research and development, sales, marketing and administrative functions, are located in San Jose, California, where we lease office space of approximately 111,000 square feet.
We also have other U.S.-based research and development functions in leased offices in other leased facilities in California and Georgia.
Our principal facilities outside of the United States include leased facilities for research and development in India, Israel, Japan and Taiwan. The facilities in Japan and Taiwan also accommodate sales and administrative functions. We have a leased facility in Taiwan and Hong Kong for logistics operations. Other leased facilities are located in China, Korea, and Switzerland for sales and support and France, Germany, Poland and the U.K for research and development.
ITEM 3. LEGAL PROCEEDINGS
We are party to various litigation matters and claims arising from time to time in the ordinary course of business. While the results of such matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.
For further information regarding current legal proceedings, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 12. Commitments and Contingencies.”
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information on Common Stock
Our common stock has been listed on the Nasdaq Global Select Market (formerly the Nasdaq National Market) under the symbol “SYNA” since January 29, 2002. Prior to that time, there was no public market for our common stock.
Stockholders
As of August 12, 2025, there were approximately 110 holders of record of our common stock. The closing price of our common stock as quoted on the Nasdaq Global Select Market as of August 12, 2025, was $67.49.
Dividends
We have never declared or paid cash dividends on our common stock. We currently plan to retain all earnings to finance the growth of our business, make debt payments or purchase shares under our common stock repurchase program. Payments of any cash dividends in the future will depend on our financial condition, operating results and capital requirements as well as other factors deemed relevant by our Board of Directors.
Our Credit Agreement and the indenture governing our Senior Notes also place restrictions on the payment of any dividends. For a further description of the terms of the Credit Agreement and our Senior Notes indenture, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 8. Debt and Revolving Credit Facility.”
Issuer Purchases of Equity Securities
During fiscal year 2025, we conducted repurchases under our previously authorized stock repurchase programs. The most recent of these programs expired in July 2025. As a result, on August 5, 2025, our Board of Directors authorized a new stock repurchase program to repurchase up to $150 million of our common stock. This program does not have an expiration date; however, the Board will periodically review the authorization to assess its continued appropriateness in light of the Company’s capital allocation priorities and market conditions. Repurchases may be made in the open market or through privately negotiated transactions and are intended to comply with Rule 10b‑18 under the Exchange Act.
The number of shares repurchased and the timing of repurchases depend on the level of our cash balances, general business and market conditions and other factors, including alternative investment opportunities.
During the three-month period ended June 28, 2025, repurchases under the previously authorized stock repurchase programs were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs (1)
March 30, 2025 - April 26, 2025	319,783	49.91	319,783	$765,642,720
April 27, 2025 - May 24, 2025	—	—	—	$765,642,720
May 25, 2025 - June 28, 2025	—	—	—	$765,642,720
Total	319,783
(1) The most recent of the stock repurchase program expired in July 2025. On August 5, 2025, the Board of Directors authorized a new stock repurchase program to repurchase up to $150.0 million of our common stock.
See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 13. Stockholders’ Equity.”

Share Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. The performance graph will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act.
In fiscal 2025, the Philadelphia Semiconductor Sector Index (“PHLX”) was selected as the most appropriate comparator index for the Company based on the characteristics of its constituents. This will be the last year that we present the Nasdaq Composite Index in the performance graph.
We operate on a 52 or 53-week fiscal year which ends on the last Saturday in June. Accordingly, the last day of our fiscal year varies. For consistent presentation and comparison to the industry indices shown herein, we have calculated our stock performance graph assuming a June 30 year end. The following graph shows a five-year comparison of cumulative total return on our common stock, the Philadelphia Semiconductor Sector Index, Nasdaq Composite Index and the Russell 2000 Index from June 30, 2020 through June 30, 2025.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN

$350
$300
$250
$200
$150
$100
$50
6/20
6/21
6/22
6/23
6/24
6/25
Synaptics Incorporated
Nasdaq Composite Index
Russell 2000 Index
PHLX Semiconductor

The graph assumes an investment of $100 on June 30, 2020. The calculations of cumulative stockholder return on the Nasdaq Composite Index, the Russell 2000 Index and the PHLX Semiconductor Sector Index include the assumed reinvestment of any dividends. The calculation of cumulative stockholder return on our common stock does not include the assumed reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance. The performance was plotted using the following data:

	Fiscal Years Ended
Company/Index	2020	2021	2022	2023	2024	2025
Synaptics Incorporated	$100	$259	$196	$142	$147	$108
PHLX Semiconductor	$100	$168	$128	$184	$274	$278
NASDAQ Composite Index	$100	$144	$110	$137	$176	$203
Russell 2000 Index	$100	$160	$119	$131	$142	$151
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Results
You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth elsewhere in this report and under “Item 1A. Risk Factors.”
Introduction
In this section, we will discuss the results of our operations and changes in financial condition for fiscal 2025 compared to fiscal 2024. Discussions of our fiscal 2023 items and year-to-year comparisons between our fiscal 2024 and 2023 that are not included in this Form 10-K can be found in “Part II – Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our fiscal 2024 Annual Report on Form 10-K for the fiscal year ended June 29, 2024.
Overview
We are a leading worldwide developer and fabless supplier of premium mixed signal semiconductor solutions. We develop solutions that integrate the audio, touch and vision interfaces with embedded processing capabilities that are paired with wireless connectivity. We believe our results to date reflect the combination of our customer focus and the strength of our intellectual property and our engineering know-how, which allow us to develop or engineer products and solutions that meet the demanding design specifications of our OEMs.
In fiscal 2025, we achieved revenue growth with net revenue increasing 12% to $1,074.3 million compared to $959.4 million in fiscal 2024. The growth was primarily driven by strong execution in our Core IoT product category. Net revenue from Core IoT of $272.4 million increased by 53% compared to $177.6 million a year ago. This growth was fueled primarily by strong demand for our wireless connectivity products and the inclusion of sales from our Broadcom transaction. Enterprise and Automotive net revenue of $610.1 million increased by 7% compared to $570.0 million a year ago. The net increase was primarily driven by growth across our enterprise product portfolio, partially offset by a decrease in automotive revenue due to softness in the automotive sector. Mobile net revenue of $191.8 million decreased by 9% compared to $211.8 million a year ago, primarily as a result of the end-of-life shipments to a large U.S. mobile customer.
During the year, we launched multiple products expanding our product portfolios and accelerated our position in Edge AI and wireless connectivity through partnerships and licensing transactions. We are collaborating with Google’s research team to build the next-generation platform for Edge AI devices. We executed an agreement with Broadcom in the third quarter of fiscal 2025 to acquire certain assets and obtain non-exclusive licenses relating to Broadcom’s Wi-Fi technology. We acquired these set of assets in order to solidify our leadership position for end-to-end AI IoT connectivity. Acquiring these assets allows us to expand our portfolio of Wi-Fi 8 combination devices that include advanced Bluetooth features, additional Wi-Fi 7 combination devices, ultrawide band intellectual property (which we can integrate into future IoT devices) and combination front-end modules. This transaction expands our field of use, allowing all our Wi-Fi products to compete in AR/VR, Android smartphones and consumer audio markets and secures our wireless roadmap for the next five years. We introduced the S3930 touch controller, featuring multi-frequency-region parallel sensing and the industry’s smallest high-performance footprint. This innovation enables consistent, low-latency touch performance in ultra-thin, bendable devices. The new solution is more cost-effective for applications such as foldable phones and large screens.
Cash, cash equivalents and short-term investments at the end of fiscal 2025 and fiscal 2024 totaled $391.5 million and $876.9 million, respectively. Our net total debt outstanding at the end of fiscal 2025 was $834.8 million compared to $972.9 million at the end of fiscal 2024. We repaid our $582.0 million Term Loan Facility through a combination of a $450.0 million convertible senior note offering and balance sheet cash. We executed a capped call transaction to mitigate dilution up to a stock price of $150.48.
During fiscal 2025, we returned $128.3 million to shareholders through repurchase of approximately 1.8 million shares. Our share repurchase program expired in July 2025 and a new repurchase program of $150.0 million was authorized thereafter, with no expiration date.

Trends and Uncertainties
Current Economic Conditions
As a majority of our sales and manufacturing occurs outside of the U.S., we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. In particular, a substantial portion of our revenue is derived from customers located in international markets, especially in the Asia-Pacific region, including China, Japan, South Korea and Taiwan, where many of our OEM customers and contract manufacturers are based. As a result, fluctuations in foreign exchange rates, especially relative to the U.S. dollar, can materially impact our reported revenue and profitability. We continue to monitor changes in international trade policies, particularly increased tariffs and other barriers or restrictions between the United States and other countries, including China. Our current operations suggest limited tariff exposure given our current import and export practices. However, some of our customers and suppliers may be impacted by evolving tariff regimes depending on their own supply chain strategies and sourcing locations. We continue to monitor for any potential customer and supplier impacts, ranging from supply chain realignments to changes in end demand. While the broader implications of these activities remain uncertain, based on our current lead times and order activity, we are not seeing unusual activity that would suggest any acceleration or delays in orders due to tariffs that would be likely to impact our near-term financial performance. We will continue to assess the short-term and long-term effects of these international trade policies and restrictions on our financial and operational performance.
Results of Operations
The following sets forth certain of our consolidated statements of operations data for fiscal 2025 and 2024 along with comparative information regarding the absolute and percentage changes in these amounts (in millions, except percentages):

	2025	% of net sales	2024	% of net sales
Enterprise and Automotive product applications	$610.1	56.8%	$570.0	59.4%
Core IoT product applications	272.4	25.4%	177.6	18.5%
Mobile product applications	191.8	17.8%	211.8	22.1%
Net revenue	1,074.3	100.0%	959.4	100.0%
Gross margin	480.4	44.7%	439.8	45.8%
Operating expenses:
Research and development	346.8	32.3%	336.3	35.1%
Selling, general and administrative	180.3	16.8%	161.3	16.8%
Acquired intangibles amortization	16.7	1.5%	17.3	1.8%
Intangible asset impairment charge	13.8	1.3%	16.0	1.7%
Restructuring costs	16.9	1.6%	10.5	1.1%
Total operating expenses	574.5	53.5%	541.4	56.5%
Operating (loss)/income	(94.1)	(8.8%)	(101.6)	(10.6%)
Interest and other income	26.9	2.5%	42.3	4.4%
Interest expense	(39.8)	(3.7%)	(65.3)	(6.8%)
Loss on early retirement of debt	(6.5)	(0.6%)	—	—%
(Loss)/income before provision for income taxes	(113.5)	(10.6%)	(124.6)	(13.0%)
(Benefit)/provision for income taxes	(65.7)	(6.2%)	(250.2)	(26.1%)
Net (loss)/income	$(47.8)	(4.4)%	$125.6	13.1%
Fiscal 2025 Compared with Fiscal 2024
Net Revenue.
Net revenue was $1,074.3 million for fiscal 2025 compared with $959.4 million for fiscal 2024, an increase of $114.9 million, or 12.0%. Of this net revenue, $610.1 million, or 56.8%, was from Enterprise and Automotive product applications, $272.4 million, or 25.4%, was from the Core IoT product applications market and $191.8 million, or 17.8%, was from the Mobile product applications market. Revenue increased in most of our product applications in fiscal 2025. Net revenue from Enterprise and Automotive product applications increased as a result of an increase in units sold (which increased 10.4%) and an increase in average selling prices (which increased 2.4%) due to our product sales mix compared to the same period a year ago. The increase in revenue from Enterprise and Automotive product applications was partially offset by a decrease of $30.0 million in revenue from the licensing of certain of our IP. The increase in net revenue from Core IoT product applications was driven by an increase in units sold (which increased 40.8%) and an increase in average selling prices (which increased 8.9%) due to our product sales mix compared to the same period a year ago, inclusive of the contribution from the Broadcom transaction. Net revenue from Mobile product applications decreased due to a decrease in units sold (which decreased 1.8%) and a decrease in average selling prices (which decreased 10.3%) as overall demand decreased for our products in the mobile market compared to the same period a year ago. The decrease in revenue from Mobile product applications was partially offset by an increase of $4.5 million in revenue from the licensing of certain of our IP.
Gross Margin.
Gross margin as a percentage of net revenue was 44.7% in fiscal 2025 compared with 45.8% in fiscal 2024. The decrease in gross margin was driven by an increase in amortization expense primarily related to the intangible assets we acquired from Broadcom and a decrease in revenue from the licensing of certain of our IP. For additional information, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7. Goodwill and Acquired Intangible Assets.”
Because we sell our technology solutions in designs that are generally unique or specific to an OEM customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs. As a fabless manufacturer, our gross margin percentage is generally not materially impacted by our shipment volume. Under most circumstances, revenue from license-based arrangements is fully accretive to our gross margin.
Operating Expenses.
Research and Development Expenses. Research and development expenses increased $10.5 million, to $346.8 million, for fiscal 2025 compared with $336.3 million in fiscal 2024. The increase in research and development expenses primarily reflected a $19.8 million increase in variable compensation related to bonus accruals and a $7.9 million increase in stock-based compensation charges primarily driven by the charges related to the awards granted to the Broadcom employees we onboarded during the third quarter of fiscal 2025. These increases were partially offset by a $16.3 million decrease in payroll related costs primarily driven by the restructuring action we initiated in the first quarter of fiscal 2025.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $19.0 million, to $180.3 million, for fiscal 2025 compared with $161.3 million in fiscal 2024. The increase in selling, general and administrative expenses primarily reflected a $11.6 million increase in variable compensation related to bonus accruals, a $8.3 million increase in professional service fees primarily related to the Broadcom transaction we executed in the third quarter of fiscal 2025 and the refinancing of our Term Loan Facility in the second quarter of fiscal 2025 and a $4.5 million unfavorable impact from exchange rates on foreign currencies, partially offset by a $8.1 million decrease in stock-based compensation charges primarily related to an increase in net forfeitures from the departure of certain executive officers from the Company compared to fiscal 2024.
Acquired Intangibles Amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through recent acquisitions. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7. Goodwill and Acquired Intangible Assets.”
Intangible asset impairment charge. Intangible asset impairment reflects the impairment of certain indefinite-lived intangible assets. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7. Goodwill and Acquired Intangible Assets.”
Restructuring Costs. Restructuring costs primarily reflect employee severance costs and facilities consolidation costs related to the restructuring action we initiated in the first quarter of fiscal 2025. These headcount-related costs included personnel in operations, research and development and selling, general and administrative functions. Restructuring costs incurred in fiscal 2025 and fiscal 2024 were $16.9 million and $10.5 million, respectively. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Restructuring Activities.”
Non-Operating Income.
Interest and Other Income. Interest and other income decreased $15.4 million, to $26.9 million in fiscal 2025 compared with $42.3 million in fiscal 2024. The decrease was primarily driven by an overall decrease in our invested cash and cash equivalents of approximately $400.0 million.
Interest Expense. Interest expense primarily includes interest on our debt and amortization of debt discount and issuance costs. Interest expense decreased by $25.5 million to $39.8 million during fiscal 2025 as compared to $65.3 million during fiscal 2024. The decrease was primarily driven by the early repayment of the Term Loan Facility in November 2024. During fiscal 2025 and 2024, the interest expense on the Term Loan Facility was $18.7 million and $46.1 million, respectively. The Term Loan Facility was repaid with the net proceeds received from the issuance of the 2031 Notes, which bears a significantly lower interest rate of 0.75%. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 8. Debt and Revolving Credit Facility.”
(Benefit)/Provision for Income Taxes. The (benefit)/provision for income taxes of $(65.7) million and $(250.2) million in fiscal 2025 and 2024, respectively, represented estimated federal, foreign and state income taxes. The effective tax rate for fiscal 2025 diverged from the combined U.S. federal and state statutory tax rate primarily due to a one-time tax benefit related to a U.S. “check-the-box” election made for our Israel subsidiary, favorable tax effects from the U.S. inclusion of foreign income, foreign earnings taxed at lower rates and a tax benefit associated with the fiscal 2018 U.S. transition tax under the Tax Cuts and Jobs Act (“TCJA”) resulting from a recent U.S. Tax Court decision in Varian Medical Systems, Inc. v. Commissioner. These benefits were partially offset by non-deductible share-based compensation and limitation on the deductibility of a certain officer’s compensation. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 16. Income Taxes.”
On July 4, 2025, subsequent to the end of our fiscal 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. This legislation includes a permanent extension and modification of certain provisions under the TCJA. We are in the process of evaluating the potential impact of the OBBBA on our financial statements for future periods.
Liquidity and Capital Resources
Our cash and cash equivalents were $391.5 million as of the end of fiscal 2025 compared with $876.9 million as of the end of fiscal 2024, a decrease of $485.4 million. The decrease in cash and cash equivalents was driven by cash used in financing activities of $331.4 million related to full repayment of our Term Loan Facility and repurchases of our common stock, partially offset by net proceeds from the issuance of the 2031 Notes (as defined below) and cash used in investing activities of $297.9 million primarily related to our asset purchase agreement with Broadcom.
We consider almost all earnings of our foreign subsidiaries as not indefinitely reinvested overseas and have made appropriate provisions for income or withholding taxes that may result from a future repatriation of those earnings. As of the end of fiscal 2025, $341.3 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we will be able to repatriate these funds without a material impact on our provision for income taxes.
Cash Flows from Operating Activities. Operating activities during fiscal 2025 generated $142.0 million compared with $135.9 million net cash generated in fiscal 2024. In fiscal 2025, net cash provided by operating activities was the primarily driven by our results of operations, adjusted for non-cash charges of $219.0 million, and net cash outflows of $29.2 million from changes in our operating assets and liabilities. The primary drivers of the change in operating assets and liabilities relate to a decrease in income taxes payable primarily related to net tax payments of approximately $43.3 million made to various tax jurisdictions and an increase in net inventory of $25.1 million, related to the availability of supply and the impact of variations between forecasted and actual demand, offset by a decrease in accounts receivable of $12.3 million, primarily related to the timing of collections and billings, and an increase of $31.5 million in accrued compensation primarily related to the accrual of our annual bonus.
Cash Flows from Investing Activities. Net cash used in investing activities for fiscal 2025 was $297.9 million compared with cash used in investing activities of $157.7 million during fiscal 2024. Net cash used in investing activities for fiscal 2025 primarily consisted of $200.3 million we paid to acquire certain assets and obtain non-exclusive licenses relating to Broadcom’s Wi-Fi technology and the purchase of $61.0 million in short-term investments.
Cash Flows from Financing Activities. Net cash used in financing activities for fiscal 2025 was $331.4 million compared with $25.1 million used in financing activities for fiscal 2024. Net cash used by financing activities for fiscal 2025 consisted of $583.5 million used to repay the remaining outstanding balance of our Term Loan Facility, $128.3 million used to repurchase our common stock, exclusive of excise taxes, and $49.9 million used for the payment of capped call transactions associated with our 2031 Notes, partially offset by $439.5 million in net proceeds from issuance of our 2031 Notes.
Liquidity
We have $350.0 million available under our revolving credit facility with a maturity date to be the earlier of November 2029 or three months prior to any maturity of our Senior Notes. No funds were drawn from this credit facility during fiscal 2025.

Our aggregate principal debt obligations were $850.0 million as of June 2025 and mature at various dates through December 2031. In connection with our issuance of the 2031 Notes, we used a portion of the net proceeds from the 2031 Notes, along with our cash on hand, to repay the outstanding balance of our Term Loan Facility.
See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 8. Debt and Revolving Credit Facility.”
Contractual Obligations and Commercial Commitments. For our operating lease obligations, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 9. Leases.” For our purchase obligations, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 12. Commitments and Contingencies.”
Working Capital Needs. We believe our existing cash and cash equivalents, anticipated cash flows from operating activities and available credit under our revolving credit facility will be sufficient to meet our working capital and other cash requirements, including small tuck-in acquisitions, and our debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs associated with restructuring activities net of projected savings from those activities, costs related to protecting our intellectual property, the expansion of sales and marketing activities, the timing of introduction of new products and enhancements to existing products, costs to ensure access to adequate manufacturing, costs of maintaining sufficient space for our workforce, the continuing market acceptance of our product solutions, our common stock repurchase program and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our future long-term working capital needs, take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.
The undistributed earnings of our foreign subsidiaries are not currently required to meet our U.S. working capital and other cash requirements, but should we repatriate a portion of these earnings, we may be required to pay certain previously accrued state and foreign taxes, which would impact our cash flows.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and judgments in applying our most critical accounting policies that can have a significant impact on the results we report in our consolidated financial statements.
The SEC has defined critical accounting estimates as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. We evaluate our estimates on an on-going basis, including those related to our revenue, inventory valuation, business combinations, goodwill and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the bases for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with our expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.
We believe the following critical accounting estimates are the most significant to the presentation of our financial statements and require the most difficult, subjective and complex judgments.
Revenue recognition
We recognize revenue upon the transfer of control of goods to our customers in an amount that reflects the consideration we expect to receive. Our pricing terms are negotiated independently with each customer on a stand-alone basis. In evaluating the transaction price, we assess whether it is subject to adjustment or refund, such as stock rotation rights, price protection or volume-based incentives, and we estimate the resulting variable consideration accordingly. Although such arrangements occur in limited circumstances, they require judgment to determine the net consideration to which we expect to be entitled. We estimate variable consideration based on the historical data and experience with returns, rebates and credits. We believe these amounts to be immaterial to total revenue and do not anticipate significant changes to our estimates. This estimate qualifies as a critical accounting estimate due to the subjective judgments required to assess variable consideration and the potential impact on revenue recognition timing and amount, even if the current magnitude of such estimates is limited.
Inventory Valuation
We value inventory at standard cost, adjusted to approximate the lower of actual cost and estimated net realizable value using assumptions about future demand and market conditions. In determining excess or obsolescence reserves for our products, we consider assumptions such as changes in business and economic conditions, other-than-temporary decreases in demand for our products and changes in customer requirements. In determining the lower of cost and net realizable value of our inventories, we consider assumptions such as recent historical sales activity and selling prices, as well as estimates of future selling prices.
We fully reserve for inventories and non-cancellable purchase orders for inventory deemed obsolete. We perform periodic reviews of inventory items to identify excess inventories on hand by comparing on-hand balances and non-cancellable purchase orders to anticipated usage using recent historical activity as well as anticipated or forecasted demand. We also record a charge to cost of revenue for estimated losses for inventory we are obligated to purchase from our contract manufacturers when such losses become probable from customer delays, order cancellations or other factors.
The following factors influence our estimates: changes to, or cancellations of, customer orders, unexpected or sudden decline in demand, rapid product improvements, technological advances and termination or changes by our OEM customers of any product offerings incorporating our product solutions. Our reserves contain uncertainties because the calculation requires us to make assumptions and to apply judgment regarding historical experience, market conditions and technological obsolescence. Overall, our estimates of inventory carrying value adjustments have been materially consistent with actual results. Due to the subjective inputs and forward-looking assumptions, this estimate qualifies as a critical accounting estimate with potential impact on gross margin and inventory-related balances.
Business Combinations
Accounting for a business combination requires us to estimate the fair value of consideration paid and the individual assets acquired and liabilities assumed, which involves a number of judgments, assumptions and estimates that could materially affect the amount and timing of costs recognized in subsequent periods. We typically obtain independent third-party valuation studies to assist us in determining fair values, including assistance in estimating future cash flows, discount rates and comparable market values. Items involving significant assumptions, estimates and judgments include the following:
•Fair value of consideration paid or transferred and
•Intangible assets, including valuation methodology such as the income approach that includes the use of a discounted cash flow model, estimates of future revenues and costs, discount and royalty rates.
We estimate the fair value of assets acquired and liabilities assumed based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Due to the subjectivity and reliance on forward-looking inputs, these acquisition-related estimates qualify as critical accounting estimates.
Income Taxes
We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual tax exposure together with assessing temporary differences resulting from the differing treatment of certain items for tax return and financial statement purposes. We recognize income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on the provisions of enacted tax law and the effects of future changes in tax laws or rates are not anticipated.
Evaluating the need for a valuation allowance for deferred tax assets requires judgment and analysis of all positive and negative evidence available, including recent earnings history and taxable income in recent years, reversals of deferred tax liabilities, projected future taxable income and tax planning strategies to determine whether all or some portion of the deferred tax assets will not be realized. Using available evidence and judgment, we establish a valuation allowance for deferred tax assets when it is determined that it is more likely than not that they will not be realized. Valuation allowances have been provided primarily against state research and development credits and certain capital losses of foreign subsidiaries. A change in the assessment of the realizability of deferred tax assets may materially impact our tax provision in the period in which a change of assessment occurs.

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of various and sometimes conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, tax laws and regulations in various jurisdictions, tax incentives, the availability of tax credits and loss carryforwards and the effectiveness of our tax planning strategies, which includes our estimates of the fair value of our intellectual property. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation and the evolution of regulations, court rulings and tax audits. The material jurisdictions in which we are subject to potential examination by tax authorities throughout the world include Japan, Hong Kong, United Kingdom, Israel and the United States.
Due to the complexity of international tax laws, reliance on future projections and the significant level of judgment involved, income tax-related estimates qualify as critical accounting estimates and may impact our results of operations and financial position.
Recent Accounting Pronouncements
See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Basis of Presentation and Significant Accounting Policies – Accounting Pronouncements Adopted.” and “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Basis of Presentation and Significant Accounting Policies – Accounting Pronouncements Issued But Not Yet Adopted.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Foreign Currency Exchange Risk
Our total net revenue for fiscal 2025 and 2024 was denominated in U.S. dollars. Costs denominated in foreign currencies were approximately 17% of our total costs in fiscal 2025 and 2024.
We face the risk that our accounts payable and monetary liabilities denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the U.S. dollar. Approximately 3% and 5% of our accounts payable were denominated in foreign currencies as of June 2025 and June 2024, respectively.
To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within revenue, cost and operating expenses, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. A hypothetical weighted-average change of 10% in currency exchange rates would have changed our operating income before taxes and our net income by approximately $20.0 million for fiscal 2025, assuming no offsetting hedge positions. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that U.S. dollar and other exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.
Interest Rate Risk on Cash and Cash Equivalents
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment portfolio consists of cash and cash equivalents (money market funds and short-term investments). Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our cash equivalent investments have short-term maturity periods that mitigate the impact of market or interest rate risk.
Based on our results of operations for fiscal 2025, a hypothetical reduction in the interest rates on our cash, cash equivalents and short-term investments of a hypothetical increase or decrease of 50 basis points in rates compared to rates at the end of fiscal 2025 would result in a corresponding increase or decrease in interest income of approximately $2.0 million.
Interest Rate Risk on Debt
As of June 2025, all of our outstanding long-term debt had fixed interest rates. Consequently, our exposure to market risk for changes in interest rates on reported interest expense and corresponding cash flows is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
SYNAPTICS INCORPORATED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Synaptics Incorporated:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Synaptics Incorporated and subsidiaries (the Company) as of June 28, 2025 and June 29, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three fiscal year period ended June 28, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 28, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 28, 2025 and June 29, 2024, and the results of its operations and its cash flows for each of the years in the three fiscal year period ended June 28, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Valuation of inventories
As discussed in Note 2 and 3 to the consolidated financial statements, the Company held $139.5 million of inventories as of June 28, 2025 which are stated at the lower of cost and net realizable value. The Company records a write-down for excess, obsolete or unmarketable inventories based on forecasts of future demand and market conditions.
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
Evaluation of the fair value of certain assets acquired in a business combination
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company consummated a business combination for total consideration of $247.9 million during the year ended June 28, 2025. In connection with this business combination, the Company allocated the total estimated purchase consideration to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The Company recorded various assets, which included developed technologies, roadmap technologies, and customer contract and related relationships with acquisition-date fair values of $24.5 million, $96.8 million and $27.9 million, respectively.
We identified the evaluation of the fair values allocated to developed technologies, roadmap technologies, and customer contract and related relationships as a critical audit matter. As a risk assessment procedure to determine the key assumptions used to determine the fair value of these acquired assets, we performed sensitivity analyses over certain assumptions, individually and in the aggregate, which required a high degree of auditor judgment. Due to the measurement uncertainty associated with certain key assumptions, specialized skills and knowledge were required in the evaluation of the forecasted revenue and royalty rate assumptions for the developed technologies and roadmap technologies assets and the forecasted revenue assumption for the customer contract and related relationship asset.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation processes, including controls related to the development of the key assumptions. We evaluated the reasonableness of the Company’s forecasted revenue assumptions by comparing to historical actual results of the acquired assets and certain peer and market participant data. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating certain peer group and market participant data used in the assessment of forecasted revenue by assessing the appropriateness of the guideline comparable companies and market participant data obtained by management.
•assessing the reasonableness of royalty rate by comparing to observable market royalty rates and evaluating the nature of the technologies acquired.

/s/ KPMG LLP
We have served as the Company’s auditor since 2003.
Santa Clara, California
August 21, 2025

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value and share amounts)

	June 2025	June 2024
ASSETS
Current Assets:
Cash and cash equivalents	$391.5	$876.9
Short-term investments	61.0	—
Receivables, net	130.3	142.4
Inventories	139.5	114.0
Prepaid expenses and other current assets	29.6	29.0
Total current assets	751.9	1,162.3
Property and equipment, net	72.1	75.5
Goodwill	872.3	816.4
Acquired intangible assets	262.2	288.4
Deferred tax assets	408.8	345.6
Non-current other assets	217.1	136.8
Total assets	$2,584.4	$2,825.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$98.5	$87.5
Accrued liabilities	172.4	183.7
Current portion of long-term debt	—	6.0
Total current liabilities	270.9	277.2
Long-term debt	834.8	966.9
Other long-term liabilities	83.8	114.1
Total liabilities	1,189.5	1,358.2
Stockholders’ Equity:
Preferred stock:
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 120,000,000 shares authorized, 70,611,845 and 69,683,991 shares issued, 38,642,761 and 39,567,552 shares outstanding, at June 2025 and June 2024, respectively	0.1	0.1
Additional paid-in capital	1,211.8	1,107.0
Treasury stock: 31,969,084 and 30,116,439 common shares at June 2025 and June 2024, respectively, at cost	(1,006.9)	(878.0)
Retained earnings	1,189.9	1,237.7
Total stockholders’ equity	1,394.9	1,466.8
Total liabilities and stockholders’ equity	$2,584.4	$2,825.0
See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Fiscal Year
	2025	2024	2023
Net revenue	$1,074.3	$959.4	$1,355.1
Cost of revenue	593.9	519.6	639.2
Gross margin	480.4	439.8	715.9
Operating expenses:
Research and development	346.8	336.3	351.2
Selling, general and administrative	180.3	161.3	175.0
Acquired intangibles amortization	16.7	17.3	35.4
Intangible asset impairment charge	13.8	16.0	—
Restructuring costs	16.9	10.5	—
Total operating expenses	574.5	541.4	561.6
Operating (loss)/income	(94.1)	(101.6)	154.3
Interest and other income	26.9	42.3	27.2
Interest expense	(39.8)	(65.3)	(55.5)
Loss on early extinguishment of debt	(6.5)	—	—
(Loss)/income before provision for income taxes	(113.5)	(124.6)	126.0
(Benefit)/provision for income taxes	(65.7)	(250.2)	52.4
Net (loss)/income	$(47.8)	$125.6	$73.6
Net (loss)/income per share:
Basic	$(1.22)	$3.20	$1.86
Diluted	$(1.22)	$3.16	$1.83
Shares used in computing net (loss)/income per share:
Basic	39.3	39.2	39.6
Diluted	39.3	39.7	40.2
See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year
	2025	2024	2023
Net (loss)/income	$(47.8)	$125.6	$73.6
Other comprehensive (loss)/income, net of tax:
Unrealized gain on available-for-sale-securities	—	0.2	0.6
Reclassification adjustments for (gains)/losses included in net income/(loss)	—	(0.2)	1.2
Other comprehensive income	—	—	1.8
Comprehensive (loss)/income	$(47.8)	$125.6	$75.4
See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at June 2022	67,745,800	0.1	$924.1	$(694.5)	$(1.8)	$1,038.5	$1,266.4
Net income	—	—	—	—	—	73.6	73.6
Other comprehensive income	—	—	—	—	1.8	—	1.8
Issuance of common stock for share-based award compensation plans	941,711	—	17.6	—	—	—	17.6
Payroll taxes related to net share settlement of share-based awards	—	—	(54.5)	—	—	—	(54.5)
Common stock repurchased	—	—	—	(183.5)	—	—	(183.5)
Share-based compensation	—	—	122.0	—	—	—	122.0
Balance at June 2023	68,687,511	0.1	1,009.2	(878.0)	—	1,112.1	1,243.4
Net income	—	—	—	—	—	125.6	125.6
Issuance of common stock for share-based award compensation plans	996,480	—	15.9	—	—	—	15.9
Payroll taxes related to net share settlement of share-based awards	—	—	(36.9)	—	—	—	(36.9)
Share-based compensation	—	—	118.8	—	—	—	118.8
Balance at June 2024	69,683,991	0.1	1,107.0	(878.0)	—	1,237.7	1,466.8
Net loss	—	—	—	—	—	(47.8)	(47.8)
Issuance of common stock for share-based award compensation plans	927,854	—	13.9	—	—	—	13.9
Payroll taxes related to net share settlement of share-based awards	—	—	(19.6)	—	—	—	(19.6)
Purchase of capped calls related to the 2031 convertible senior notes	—	—	(49.9)	—	—	—	(49.9)
Common stock repurchased	—	—	—	(128.9)	—	—	(128.9)
Share-based compensation attributable to acquisition	—	—	47.6	—	—	—	47.6
Share-based compensation	—	—	112.8	—	—	—	112.8
Balance at June 2025	70,611,845	$0.1	$1,211.8	$(1,006.9)	$—	$1,189.9	$1,394.9
See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year
	2025	2024	2023
Cash flows from operating activities
Net (loss)/income	$(47.8)	$125.6	$73.6
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Share-based compensation costs	112.8	118.8	122.0
Depreciation	28.9	27.6	27.4
Acquired intangible assets amortization	114.2	81.6	130.4
Deferred taxes	(75.4)	(288.8)	(25.9)
Intangible asset impairment charge	13.8	16.0	—
Other	24.7	25.0	27.4
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	12.3	22.4	161.3
Inventories	(25.1)	6.5	24.6
Prepaid expenses and other assets	12.0	(14.3)	3.3
Accounts payable	10.8	38.9	(95.6)
Income taxes payable	(43.3)	(19.1)	(15.6)
Other accrued liabilities	4.1	(4.3)	(101.4)
Net cash provided by operating activities	142.0	135.9	331.5
Cash flows from investing activities
Acquisition of business, net of cash and cash equivalents acquired	(201.1)	—	(15.5)
Advance payment on intangible assets	—	(120.3)	—
Proceeds from maturities of investments	—	26.5	21.4
Proceeds from sale of investments	—	—	22.2
Purchases of short-term investments	(61.0)	(16.6)	—
Purchases of property and equipment	(25.8)	(33.8)	(34.2)
Purchase of intangible assets	(10.0)	(13.5)	—
Other	—	—	0.1
Net cash used by investing activities	(297.9)	(157.7)	(6.0)
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	439.5	—	—
Payment of debt issuance costs on convertible senior notes and revolving credit facility	(4.4)	—	—
Payments for capped call transactions related to convertible senior notes	(49.9)	—	—
Proceeds from issuance of shares	13.9	15.9	17.6
Payroll taxes related to net share settlement of share-based awards	(19.6)	(36.9)	(54.5)
Repurchases of common stock, exclusive of excise taxes	(128.3)	—	(183.5)
Repayment of debt	(583.5)	(7.5)	(6.0)
Other	0.9	3.4	5.1
Net cash used by financing activities	(331.4)	(25.1)	(221.3)
Effect of exchange rate changes on cash and cash equivalents	1.9	(0.9)	(3.5)
Net (decrease)/increase in cash and cash equivalents	(485.4)	(47.8)	100.7
Cash and cash equivalents, beginning of period	876.9	924.7	824.0
Cash and cash equivalents, end of period	$391.5	$876.9	$924.7
Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$47.2	$55.2	$91.4
Cash paid for interest	$38.7	$63.4	$51.9
Supplemental disclosures of non-cash transactions
Deferred payment of purchase consideration	$3.2	$—	$—
Purchases of property and equipment in current liabilities	$3.5	$4.3	$2.2
Receipt of intangible assets from advance payments	$—	$74.0	$30.0
See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except share and per share amounts)
Note 1. Description of Business
We are a leading worldwide developer and fabless supplier of premium mixed signal semiconductor solutions that enable people to engage with connected devices and data, creating exceptional experiences throughout the home, at work, in the car and on the go. We provide our customers with sensing, processing and connecting solutions, which represent the three foundational elements of the Internet of Things (“IoT”). We supply connectivity, sensors and AI-enhanced processor solutions to original equipment manufacturers (“OEMs”) that design IoT products and devices for automobiles, enterprise workspace devices, virtual reality, smartphones, tablets and notebook computers.
Note 2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. The fiscal years presented in this report are the 52-week periods ended June 28, 2025 and June 24, 2023 and the 53-week period ended June 29, 2024. For simplicity, the accompanying consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.
The consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include Synaptics Incorporated and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to current period presentation.
Use of Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and disclosures. On an ongoing basis, we evaluate our estimates, including those related to revenue, allowance for credit losses, cost of revenue, inventories, loss on purchase commitments, product warranty, accrued liabilities, share-based compensation costs, provision for income taxes, deferred income tax assets, valuation allowances, uncertain tax positions, goodwill, intangible assets, investments and loss contingencies. We base our estimates on historical experience, applicable laws and regulations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the bases for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase.
Short-Term Investments
Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as short-term based on management’s intent and ability to use the funds in current operations. Unrealized gains and losses are reported as a component of other comprehensive income (loss). Realized gains and losses are determined based on the specific identification method and are reflected as interest and other income in the accompany consolidated statements of operations.
We regularly review our investment portfolio to identify and evaluate investments that have indicators of possible impairment. Some of the factors we consider include, but are not limited to, the following: the length of time and extent to which a security’s fair value has been below its cost, the financial condition and near-term prospects of the investee, the credit quality of the security’s issuer, the likelihood of recovery and our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in value.
Fair Value Measurements
We apply fair value accounting for all financial assets and liabilities that are required to be recognized or disclosed at fair value in the consolidated financial statements. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. The carrying amounts reported in the accompanying consolidated financial statements approximate the fair value for cash, accounts receivable, accounts payable and accrued liabilities due to their short-term nature.
Intangible assets, property and equipment and goodwill are measured at fair value on a non-recurring basis if impairment is indicated. The interest rate on our term loan is variable, which is subject to change from time-to-time to reflect a market interest rate. See “Note 6. Fair Value Measurements.”
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to our customers. Substantially all of our revenue is generated from product sales. Generally, our revenue is recognized at a point in time, either upon shipment or delivery of the product, in accordance with customer terms and conditions. We account for shipping and handling costs as fulfillment costs before the customer obtains control of the goods and classify shipping and handling costs as a cost of revenue. We account for the collection of transaction taxes on a net basis.
Substantially all payments from our customers are generally due within our standard contractual terms, which do not include a significant financing component.
Products
We transfer control and recognize revenue at a point in time when products are shipped to our customers, including OEMs and distributors, in accordance with the shipping terms of the sale. We recognize revenue in an amount that reflects the consideration we expect to receive in exchange for those goods or services, net of accruals for estimated sales returns and rebates. Certain OEMs and distributors may be entitled to rights of return and rebates under OEM and distributor agreements. We estimate the amount of variable consideration under these arrangements based on the expected value to be provided to customers. When incentives, stock rotation rights, price protection, volume discounts or other price allowances are applicable, they are estimated and recorded in the period the related revenue is recognized. Our accrual for estimated returns is based on historical return rates and recorded as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory expected to be returned.
Intellectual property licensing arrangements
Rights to our intellectual property (“IP”) are either sold or licensed to customers. Revenue recognition from the licensing of our IP is dependent on the nature and terms of each agreement. We recognize revenue from the licensing of our IP upon delivery of the IP if there are no substantive future obligations to perform under the arrangement. Sales-based or usage-based royalties from the license of IP are recognized at the latter of the period the sale or usage occurs or the satisfaction of performance obligations, if any, to which some or all of the sales-based or usage-based royalties have been allocated.
As of June 2025, we did not have any remaining unsatisfied performance obligations with an original duration greater than one year. Accordingly, under the optional exception provided by the applicable accounting standard, we have not disclosed revenues allocated to future performance obligations of partially completed contracts.
Advertising Costs
Advertising costs are expensed when incurred.
Allowance for Credit Losses
We maintain allowances for expected credit losses resulting from the inability of customers to meet their financial obligations. On an ongoing basis, we evaluate the collectability of accounts receivable based on a combination of factors. In circumstances in which we are aware of a specific customer’s potential inability to meet its financial obligation, we record a specific reserve of the estimated credit loss against amounts due. In addition, we make judgments and estimates on the collectability of accounts receivable based on our historical bad debt experience, customers’ creditworthiness, current economic trends, recent changes in customers’ payment trends and deterioration in customers’ operating results or financial position. If circumstances change adversely, additional credit loss allowances may be required. At both June 2025 and June 2024, the allowance for credit losses on our trade receivables was $4.2 million.
Cost of Revenue
Our cost of revenue includes the cost of products shipped to customers, which primarily includes the cost of products built to our specifications by our contract manufacturers, the cost of silicon wafers supplied by independent semiconductor wafer manufacturers and the related assembly, package and test costs of our products. Also included in our cost of revenue

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
are personnel and related costs, including share-based compensation for quality assurance and manufacturing support personnel; logistics costs; depreciation of equipment supporting manufacturing; amortization of acquired intangibles; fair value adjustments of inventory associated with acquired businesses; write-downs of inventory and losses on purchase obligations; and warranty costs.
Inventories
Inventories are stated at the lower of cost (first-in, first-out method) and net realizable value. The carrying value of our inventories is reduced for any difference between costs and estimated net realizable value of total inventory that is determined to be excess, obsolete or unsellable inventory based on forecast of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements over the shorter of the lease term or the estimated useful lives of the assets.
Foreign Currency
The U.S. dollar is our functional and reporting currency. We remeasure our monetary assets and liabilities not denominated in our functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction. The effects of foreign currency remeasurement are reported in reported in current results of operations.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the identifiable assets acquired and liabilities assumed. We test goodwill for impairment on an annual basis in the fourth quarter and at any other time when events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. We have the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The qualitative factors we assess include long-term prospects of our performance, share price trends and market capitalization and other Company-specific events. Unanticipated events and circumstances may occur that affect the accuracy of our assumptions, estimates and judgments.
If we determine that, as a result of the qualitative assessment, it is more likely than not (i.e., greater than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, the quantitative test is required. Otherwise, no further testing is required. The quantitative goodwill impairment test requires us to estimate the fair value of our reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we record an impairment loss equal to the excess of the carrying value of the goodwill over its fair value, not to exceed the carrying amount of goodwill. The fair value of each of our goodwill reporting units is generally estimated using discounted cash flow methodologies.
We performed the qualitative goodwill impairment test in fiscal 2025, 2024 and 2023. Based on the impairment analysis performed in the fourth quarter of each year presented, no goodwill impairment was recognized.
Intangible Assets
Intangible assets consist primarily of intangible assets purchased through acquisitions. Finite-lived intangible assets are amortized for financial reporting purposes using the straight-line method over the estimated useful lives of the assets ranging from 1 to 8 years.
Impairment of Long-Lived Assets
We evaluate long-lived assets, such as property and equipment and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In such cases, we measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the use and eventual disposition of the asset.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We review the carrying value of indefinite-lived intangible assets for impairment at least annually during the fourth quarter of our fiscal year or more frequently if indicators of impairment exist. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, we recognize an impairment charge in an amount by which the carrying amount of the asset exceeds the fair value of the intangible asset.
Leases
We determine if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of minimum lease payments over the lease term. Operating lease ROU assets also include any initial direct costs and prepayments less lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. As our leases do not provide an implicit rate, we use our collateralized incremental borrowing rate based on the information available at the lease commencement date, including lease term, in determining the present value of lease payments. Lease expense for these leases is recognized on a straight-line basis over the lease term.
We have elected, for all classes of underlying assets, not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Lease costs for short-term leases are recognized on a straight-line basis over the lease term.
Share-Based Compensation
We recognize compensation expense for all of our share-based payment awards made to employees and directors based on estimated fair values. The determination of fair value of restricted and certain performance stock awards is based on the fair value of our stock on the grant date with performance awards adjusted for the actual outcome of the underlying performance condition. For awards with market-based performance conditions, we employ a Monte Carlo simulation valuation method to calculate the fair value of the awards based on the most likely outcome. We estimate the grant-date fair value of stock to be issued under our Employee Stock Purchase plan (“ESPP”) using the Black-Scholes model. Compensation expense is recognized over the vesting period of the applicable award using the straight-line method, except for awards with market conditions, which are recognized ratably for each vesting tranche from the service inception date to the end of the requisite service period. Compensation cost for performance-based awards is recognized when it becomes probable that the performance conditions will be met. Forfeitures are recorded when they occur and previously recognized compensation expense is reversed for the portion of awards forfeited prior to the vesting date.
Income Taxes
We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect of a change in tax rates on deferred tax assets and liabilities in the period that includes the enactment date. We establish valuation allowances when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized.
We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of highly complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our consolidated financial position, results of operations and cash flows. We believe we have adequately provided for reasonably foreseeable outcomes in connection with the resolution of income tax uncertainties. However, our results have in the past, and could in the future, include favorable and unfavorable adjustments to our estimated tax liabilities in the period a determination of such estimated tax liability is made or resolved, upon the filing of an amended return, upon a change in facts, circumstances or interpretation or upon the expiration of a statute of limitation. Accordingly, our effective tax rate could fluctuate materially from period to period.
Product Warranty
We generally provide warranties to cover defects in workmanship, materials and manufacturing for a period of twelve months to meet the stated functionality as agreed in each sales arrangement. Products are tested against specified functionality requirements prior to delivery, but we nevertheless from time to time experience claims under our warranty guarantees. These standard warranties are assurance type warranties and do not offer any services in addition to the

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
assurance that the product will continue working as specified. Therefore, warranties are not considered separate performance obligations in the arrangement. We accrue for estimated warranty costs based upon historical experience, and for specific items, at the time their existence is known and the amounts are determinable.
Acquisitions
We account for business combinations by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquired entity. We capitalize acquisition-related costs and fees associated with asset acquisitions and immediately expense acquisition-related costs and fees associated with business combinations.
We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships and acquired developed technology and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Any adjustments from change in facts and circumstances that existed as of the acquisition date and that impact our preliminary estimates are recorded to goodwill if identified within the measurement period. Any adjustments subsequent to the measurement period or our final determination of fair value of assets and liabilities are reported in current results of operations.
Research and Development
Research and development costs are expensed as incurred.
Accounting Pronouncements Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures.” We adopted this standard in the fourth quarter of fiscal 2025. See “Note 18. Segment and Other Information.”
Accounting Pronouncements Issued But Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes: Improvements to Income Tax Disclosures.” This ASU requires consistent categories and greater disaggregation of information in the rate reconciliation and disclosures of income taxes paid by jurisdiction. This ASU is effective for our fiscal year 2026. We are currently assessing the impact of this guidance on our disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40).” This ASU requires companies to disclose additional information about specific expense categories in the notes to financial statements. This ASU is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently assessing the impact of this guidance on our disclosures.
Note 3. Supplemental Financial Statement Information
Inventories

	2025	2024
Raw materials and work-in-progress	$69.4	$69.5
Finished goods	70.1	44.5
	$139.5	$114.0

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Property and equipment

	Life	2025	2024
Computer equipment	3 - 5 years	$15.5	$16.2
Manufacturing equipment	1 - 5 years	119.1	104.9
Furniture, fixtures and leasehold improvements	3 - 12 years	40.3	45.0
Capitalized software	3 - 7 years	19.7	21.2
Construction in progress	Up to 5 years	16.8	20.0
		211.4	207.3
Accumulated depreciation and amortization		(139.3)	(131.8)
Property and equipment, net		$72.1	$75.5
Non-current other assets

	2025	2024
Prepayment of intangible assets	$139.3	$42.5
Right-of-use assets	45.2	46.8
Other	32.6	47.5
	$217.1	$136.8
Accrued liabilities

	2025	2024
Customer-related liabilities (1)	$67.2	$58.2
Accrued compensation and benefits	58.9	27.4
Income taxes payable	0.9	42.2
Other	45.4	55.9
	$172.4	$183.7
(1) Primarily relates to customer rebates, but also includes deferred revenue, price discounts and stock rotation rights.
Note 4. Business Combinations and Asset Acquisitions
Fiscal Year 2025 Acquisition
Broadcom Wi-Fi technology
On January 19, 2025, we entered into definitive asset purchase agreements with Broadcom to acquire certain assets, and obtain non-exclusive licenses relating to, Broadcom’s Wi-Fi Business in the IoT market for an aggregate consideration of $200.3 million in cash, which closed on January 30, 2025 (“Closing Date”). These assets include non-exclusive licenses to three developed technology products, property and equipment and right to obtain license of eight roadmap technology intangible assets expected to be delivered at various dates through September 2027. We also entered into transition agreements with Broadcom, under which both parties will provide one another with certain transition services (including one year inventory supply agreement in which Broadcom will facilitate Synaptics to place purchase orders with respective suppliers) following the Closing Date. We acquired these set of assets from Broadcom in order to solidify our leadership position for end-to-end AI IoT connectivity.
The acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition was allocated to the identifiable intangible assets acquired, property and equipment and long-term assets for roadmap IP based on their estimated fair values. The excess of the purchase consideration over the identifiable intangible assets acquired and long-term assets was recorded as goodwill.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Measurement period adjustments recognized in the three months ended June 2025 related primarily to updated estimated fair values for property and equipment acquired and corresponding consideration.
A reconciliation of preliminary total consideration as of March 2025 and total consideration as of June 2025 is presented below:

	Previously reported as of March 2025	Purchase Price Allocation Measurement Period Adjustment	As Adjusted
Cash	$198.0	$2.3	$200.3
Adjustments to consideration transferred	47.6	—	47.6
Total purchase consideration	$245.6	$2.3	$247.9
Under the terms of the asset purchase agreement, we provided replacement equity compensation awards to the transferred employees. We determined $47.6 million of value related to these arrangements should be included as consideration transferred.
The following table summarizes the amounts recorded for the estimated fair values of the assets acquired and liabilities assumed as of the Closing Date before and after the measurement period adjustment:

	Previously reported as of March 2025	Purchase Price Allocation Measurement Period Adjustment	As Adjusted
Long-term assets for product roadmap intellectual properties	$96.8	$—	$96.8
Acquired intangible assets	85.2	—	85.2
Goodwill	52.3	—	52.3
Deferred tax asset	11.3	—	11.3
Property and equipment, net	—	2.3	2.3
Net assets acquired	$245.6	$2.3	$247.9
We estimated the fair value of the identified intangible assets and long-term assets for roadmap IPs using a discounted cash flow model, estimates of future revenues and costs, discount and royalty rates for each of the underlying identified assets, except for in process research and development (“IPR&D”), which was estimated using replacement cost method. These fair value measurements were based on significant inputs not observable in the market and thus represented a Level 3 measurement. Key assumptions included the level and timing of expected future cash flows, conditions and demands specific to each asset over its remaining useful life and discount rates we believe to be consistent with the inherent risks associated with each type of asset, which ranges from 5.8% - 10.5%. The fair value of these assets is primarily affected by the projected revenue, gross margins, operating expenses, the expected technological obsolescence, probability of securing future customer contracts for next generation devices and the anticipated timing of the projected income associated with each asset coupled with the discount rates used to derive their estimated present values. We believe the level and timing of expected future cash flows appropriately reflects market participant assumptions.
Long-term assets for roadmap IPs represent a prepayment for eight technology products to be received in the future. This prepayment is classified under non-current other assets in the accompanying consolidated balance sheets. Upon obtaining control of the developed technologies, the amounts recorded will be reclassified as intangible assets based on their respective fair values determined as of the Closing Date.
The following table summarizes the estimate of the intangible assets as of the Closing Date:

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Estimated Weighted Average Useful Lives in Years	Estimated Fair Value
Developed technology	3.0	$24.5
Customer contract and related relationships	8.0	27.9
Favorable component of supply contract	1.0	19.0
Order backlog	1.0	7.0
IPR&D	7.0	6.8
Estimated fair value of acquired intangibles		$85.2
The value of goodwill of $52.3 million reflects the anticipated synergies of the expected benefits from future generations of acquired IP and workforce of the transferred assets as of the Closing Date. As of June 2025, approximately $16.0 million of the goodwill is expected to be deductible for income tax purposes.
The consolidated financial statements include approximately $47.7 million of revenue from the Closing Date through June 2025. It is impracticable to determine the effect on net income attributable to the acquisition as we had integrated a substantial portion of the acquisition into our ongoing operations at the close.
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
Fiscal Year 2024 Asset Acquisition
During the first quarter of fiscal 2024, we entered into an amendment to our wireless license agreement with Broadcom to license four developed technology products and to extend the exclusivity period of certain developed technologies that were previously licensed from Broadcom in July 2020 for an aggregate consideration of $130.0 million. As of June 2025, we have obtained control of three of the four technology products and the three-year extension period to exclusively license previously acquired developed technology intangible assets. Accordingly, the relative fair value of $87.5 million for those technology products is presented as acquired intangible assets in the accompanying consolidated balance sheets. The fair value of the remaining technology product of $42.5 million, for which we have not yet obtained control, is an advance payment on intangible assets and is presented within other long-term assets in the accompanying consolidated balance sheets.
Note 5. Cash, Cash Equivalents and Short-Term Investments
Cash, cash equivalents and short-term investments were as follows:

	2025			2024
	Amortized Cost	Gross unrealized gain/(loss)	Fair Value	Amortized Cost	Gross unrealized gain/(loss)	Fair Value
Cash	$360.7	$—	$360.7	$238.4	$—	$238.4
Cash equivalents:
Money market funds	16.7	—	16.7	600.4	—	600.4
Certificates of deposit	14.1	—	14.1	38.1	—	38.1
Total cash and cash equivalents	$391.5	$—	$391.5	$876.9	$—	$876.9
Short-term investments:
Certificates of deposit	$61.0	$—	$61.0	$—	$—	$—
As of June 2025, all of our short-term investments mature within one year.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 6. Fair Value Measurements
We determine fair value based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value assumes that a transaction to sell an asset or transfer a liability occurs in the principal or most advantageous market for the asset or liability and establishes that the fair value of an asset or liability shall be determined based on the assumptions that market participants would use in pricing the asset or liability. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:
•Level 1 – Valuation is based upon unadjusted quoted prices for identical assets or liabilities in active markets.
•Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments.
•Level 3 – Valuation is based upon other unobservable inputs that are significant to the fair value measurements.
Our Level 1 financial instruments are traded in active markets and the fair value is based on quoted market prices for identical instruments. The fair value of our Level 2 fixed-income securities is obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model-driven valuations using observable market data or inputs corroborated by observable market data. Our marketable securities are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models.
Financial assets measured at fair value on a recurring basis were as follows:

	2025			2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$16.7	$—	$16.7	$600.4	$—	$600.4
Certificates of deposit	—	14.1	14.1	—	38.1	38.1
Short-term investments:
Certificates of deposit	—	61.0	61.0	—	—	—
Total assets	$16.7	$75.1	$91.8	$600.4	$38.1	$638.5
The above table excludes $360.7 million and $238.4 million of cash held in bank accounts at the end of June 2025 and 2024, respectively. We did not have any financial instruments measured at fair value on a recurring basis within Level 3 fair value during fiscal 2025 and 2024 and there were no transfers in or out of our Level 1 or 2 assets during the same periods.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We report our financial instruments at fair value with the exception of the Senior Notes and Term Loan. See “Note 8. Debt and Revolving Credit Facility.” The estimated fair value of the Senior Notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of these notes to be a Level 2 measurement as they are not traded in active markets.
The carrying amounts and estimated fair values of the Senior Notes and Term Debt were as follows:

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2025		2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes due 2029	$397.0	$373.2	$396.3	$359.6
Term Loan Facility due 2028	—	—	576.6	577.0
Convertible Senior Notes due 2031	437.8	415.7	—	—
	$834.8	$788.9	$972.9	$936.6
Note 7. Goodwill and Acquired Intangible Assets
Goodwill was as follows:

	2025	2024
Beginning balance	$816.4	$816.4
Acquisition activity	55.9	—
Ending balance	$872.3	$816.4
The gross carrying value and related accumulated amortization of acquired intangible assets were as follows:

	Weighted Average Life in Years	2025			2024
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Audio and video technology	5.6	$231.9	$(198.4)	$33.5	$231.9	$(175.5)	$56.4
Customer relationships	4.7	187.1	(150.7)	36.4	158.2	(134.1)	24.1
Wireless connectivity technology	5.3	271.9	(139.6)	132.3	245.5	(90.1)	155.4
Video interface technology	3.4	133.0	(97.9)	35.1	133.0	(85.2)	47.8
Other	2.9	52.1	(34.0)	18.1	26.1	(21.4)	4.7
IPR&D	Not applicable	6.8	—	6.8	—	—	—
	4.9	$882.8	$(620.6)	$262.2	$794.7	$(506.3)	$288.4
Amortization expense is calculated using the straight-line method over the estimated useful lives of the acquired intangibles. IPR&D will be accounted for as an indefinite-lived intangible asset and will not be amortized until the underlying project reaches technological feasibility and commercial production, at which point the IPR&D will be amortized over the estimated useful life. Useful lives for these IPR&D projects are expected to range between 3 to 10 years. In the event the IPR&D is abandoned, the related assets will be written off. The total amortization expense for acquired intangible assets was $114.2 million in fiscal 2025, $81.6 million in fiscal 2024 and $130.4 million in fiscal 2023. This amortization expense was included in the accompanying consolidated statements of operations as acquired intangibles amortization and cost of revenue.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Expected annual aggregate amortization expense in future fiscal years are as follows:

2026	$112.5
2027	62.2
2028	42.5
2029	19.4
2030	9.8
Thereafter	9.0
To be determined	6.8
Future amortization	$262.2
Impairment of indefinite-lived intangible assets
During fiscal 2025, we recorded an intangible asset impairment charge of $13.8 million related to a license of certain technology we acquired in fiscal 2024. We recorded the impairment charge due to a lack of potential customers, no alternative uses for the acquired technology and no further development or investment planned for this project. The impairment charge was presented as an operating expense in our consolidated statement of operations.
During fiscal 2024, we recorded an indefinite-lived intangible asset impairment charge of $16.0 million of IPR&D from our December 2021 acquisition of DSP Group, Inc. (“DSPG”). We recorded the impairment charge as a result of a lack of commitment from certain key customers, no anticipated customer migration to the IPR&D technologies acquired from DSPG and no further development or investment planned for this project. The impairment charge was presented as an operating expense in our consolidated statement of operations.
Note 8. Debt and Revolving Credit Facility
Our total debt outstanding consisted of the following:

	2025					2024
				Net Carrying Amount			Net Carrying Amount
	Stated Rate	Effective Rate	Principal	Long-term	Total	Principal	Current	Long-term	Total
2031 Notes	0.75%	1.19%	$450.0	$450.0	$450.0	$—	$—	$—	$—
Senior Notes	4.00%	4.17%	400.0	400.0	400.0	400.0	—	400.0	400.0
Term Loan Facility	6.99% - 7.85%	7.83% - 8.14%	—	—	—	600.0	6.0	577.5	583.5
Total borrowings			850.0	850.0	850.0	1,000.0	6.0	977.5	983.5
Less: unamortized debt issuance costs			—	(15.2)	(15.2)	—	—	(10.6)	(10.6)
Total debt			$850.0	$834.8	$834.8	$1,000.0	$6.0	$966.9	$972.9
2031 Convertible Senior Notes
On November 19, 2024 and November 26, 2024, we issued and sold $400.0 million and $50.0 million, respectively, in aggregate principal amount of 0.75% Convertible Senior Notes due 2031 (“2031 Notes”) in a private placement. The 2031 Notes were issued pursuant to an indenture (“2031 Indenture”), dated November 19, 2024. The 2031 Notes are unsecured, bear interest at a fixed rate of 0.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2025, and mature on December 1, 2031, unless earlier converted, redeemed or repurchased by us.
The 2031 Notes are our senior, unsecured obligations and are (i) equal in right of payment with our existing and future senior unsecured indebtedness; (ii) senior in right of payment to our existing and future indebtedness that is expressly subordinated to the 2031 Notes; (iii) effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The initial conversion rate of the 2031 Notes is 10.0308 shares of our common stock per $1,000 principal amount of 2031 Notes (which is equivalent to an initial conversion price of approximately 99.69 per share). The conversion rate is subject to adjustment upon the occurrence of certain events specified in the 2031 Indenture. In addition, upon the occurrence of a Make-Whole Fundamental Change or if we deliver a Redemption Notice, both as defined in the 2031 Indenture, we will, in certain circumstances, increase the conversion rate by a number of additional shares of common stock as described in the 2031 Indenture for a holder who elects to convert its 2031 Notes in connection with such Make-Whole Fundamental Change or to convert its 2031 Notes called (or deemed called as provided in the 2031 Indenture) for redemption in connection with such Redemption Notice, as the case may be.
At any time from, and including, September 2, 2031, the 2031 Notes are convertible at the option of the holders thereof only under the following circumstances: (1) during any calendar quarter commencing after the first calendar quarter ending on March 31, 2025, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days after any ten consecutive trading day period (such ten consecutive trading day period, the “measurement period”) in which the Trading Price per $1,000 principal amount of the 2031 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) if we call such 2031 Notes for redemption; or (4) upon the occurrence of specified corporate events or distributions on our common stock, (as defined in the 2031 Indenture). As of June 2025, none of the conditions allowing holders of the 2031 Notes to convert had been met. On or after September 2, 2031 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2031 Notes, holders of the 2031 Notes may convert all or a portion of their 2031 Notes, regardless of the foregoing conditions. Upon conversion, the 2031 Notes will be settled in cash, shares of our common stock based on the conversion rate (as defined in the 2031 Indenture) or any combination thereof, at our election.
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
2031 Capped Calls
In connection with the issuance of the 2031 Notes, we entered into privately negotiated capped call transactions (each, a “2031 Capped Call” and collectively, the “2031 Capped Calls”) with certain financial institutions. The 2031 Capped Calls have an initial strike price of $99.69, subject to certain adjustments, which corresponds to the initial conversion price of the 2031 convertible senior notes. The 2031 Capped Calls have an initial cap price of $150.48 per share, subject to certain adjustments. The 2031 Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2031 convertible senior notes, with such offset subject to a cap based on the cap price. The 2031 Capped Calls cover, subject to anti-dilution adjustments, approximately 4.5 million shares of the Company’s common stock. The 2031 Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers and announcement events. For accounting purposes, each 2031 Capped Call is treated as a separate transaction from, and not part of, the terms of the 2031 convertible senior notes. As these

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
transactions meet certain accounting criteria, the 2031 Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The 2031 Capped Calls will not be remeasured as long as they continue to meet the conditions for equity classification.
Contractual interest expense and amortization of debt issuance costs on the 2031 Notes was $2.1 million and $1.1 million, respectively, in 2025.
Senior Notes
In March 2021, we issued $400.0 million aggregate principal amount of senior notes due June 15, 2029 (“Senior Notes”), which bear interest at a rate of 4.0% payable semi-annually on December 15 and June 15 of each year. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our current and future domestic restricted subsidiaries that guarantee our obligations under our senior secured credit facilities.
The indenture to the Senior Notes contains covenants that, among other things, limit our ability and the ability of our Restricted Subsidiaries (as defined in the indenture) to (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem our company’s or any parent’s capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) dispose of assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting its subsidiaries’ ability to pay dividends; and (x) consolidate, merge or sell all, or substantially all, of its assets.
The indenture contains customary events of default. An event of default under the indenture will allow either the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Senior Notes to accelerate, or in certain cases automatically cause the acceleration of, the maturity of the principal and accrued interest on all outstanding Senior Notes.
We may redeem some or all of the Senior Notes at a price of 101% of the principal amount in 2025 and at 100% of the principal amount in 2026 and thereafter.
Contractual interest expense and amortization of debt issuance costs on the Senior Notes was as follows:

	2025	2024	2023
Interest expense	$16.0	$16.0	$16.0
Amortization of debt issuance costs	0.7	0.7	0.6
Total interest expense	$16.7	$16.7	$16.6
Term Loan Facility
On November 19, 2024, we used a portion of the net proceeds from the 2031 Notes to repay the outstanding balance and accrued interest of our Term Loan Facility, which was accounted for as a debt extinguishment. The consideration used to extinguish the Term Loan Facility, including unamortized debt issuance costs, resulted in a loss on early extinguishment of debt of $6.5 million and is included in loss on early extinguishment of debt in the accompanying consolidated statements of operations.
Contractual interest expense and amortization of debt issuance costs for our Term Loan Facility was as follows:

	2025	2024	2023
Interest expense	$18.7	$46.1	$36.2
Amortization of debt issuance costs	0.4	1.7	1.7
Total interest expense	$19.1	$47.8	$37.9
Revolving Credit Facility
We have $350.0 million available under a revolving credit agreement, as amended (“Revolving Credit Facility”), with a maturity date to be the earlier of (i) November 21, 2029 and (ii) ninety-one (91) days prior to any maturity of the Senior Notes. Additionally, the Revolving Credit Facility provides a $25.0 million sublimit for letters of credit and a $25.0 million sublimit for swingline loans. As of June 2025 and June 2024, there was no balance outstanding under the Revolving Credit Facility.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Revolving Credit Facility bears interest, at our election, at a Base Rate plus an Applicable Margin or Adjusted Term SOFR, as defined in the Revolving Credit Facility agreement. We are required to pay a commitment fee on any unused commitments which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. The unused commitment fees on the Revolving Credit Facility were $0.4 million in 2025 and $0.6 million in 2024 and 2023, respectively.
The Revolving Credit Facility contains various restrictive covenants, including two financial covenants which limit the consolidated total net leverage ratio and the consolidated net interest coverage ratio. As of June 2025, we remain in compliance with the restrictive covenants.
Maturities
As of the end of fiscal 2025, principal maturities of our Senior Notes and 2031 Notes were as follows:

	Senior Notes	2031 Notes	Total
2026 - 2028	$—	$—	$—
2029	400.0	—	400.0
2030 and thereafter	—	450.0	450.0
	$400.0	$450.0	$850.0
Note 9. Leases
We have operating leases for our headquarters office and research and development facilities. Certain of these leases have renewal options that are under our discretion. The leases expire at various dates through fiscal 2034, some of which include options to extend the lease for up to seven years. During fiscal 2025 and 2024, we recorded $12.7 million and $11.8 million of operating leases expense, respectively. Our short-term leases are immaterial.
Components of leases were as follows:

	2025	2024
Operating lease right-of-use assets	$45.2	$46.8

Operating lease liabilities	$12.3	$11.5
Operating lease liabilities, long-term	35.8	37.9
Total operating lease liabilities	$48.1	$49.4
Supplemental cash flow information related to leases was as follows:

	2025	2024
Cash paid for operating leases included in operating cash flows	$14.5	$11.2
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$9.8	$7.4
As of the end of fiscal 2025, the weighted average remaining lease term was 5.73 years and the weighted average discount rate was 5.24%.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of the end of fiscal 2025, future minimum lease payments for operating lease liabilities were as follows:

Fiscal Year	Operating Lease Payments
2026	$14.0
2027	10.1
2028	8.3
2029	7.4
2030	3.9
Thereafter	11.9
Total future minimum operating lease payments	55.6
Less: interest	(7.5)
Total lease liabilities	$48.1
Note 10. Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. Our cash and cash equivalents and short-term investments are maintained with high-quality financial institutions.
We believe that the concentration of credit risk in our accounts receivable is substantially mitigated by our credit evaluation process, relatively short collection terms and the level of credit worthiness of our customers. We extend credit based on an evaluation of a customer’s financial condition and generally do not require collateral. We perform ongoing credit evaluations on our customers and limit the amount of credit extended when deemed necessary based upon payment history and current credit worthiness. We regularly review the allowance for credit losses by considering factors such as historical experience, credit quality, age of accounts receivable balances and current economic conditions that may negatively impact our customers’ ability to pay.
At June 2025 and June 2024, three customers comprised a total of 45% and 42% our accounts receivable, respectively.
Note 11. Net Income Per Share
The computation of basic and diluted net income per share was as follows:

	2025	2024	2023
Numerator:
Net (loss)/income	$(47.8)	$125.6	$73.6
Denominator:
Shares, basic	39.3	39.2	39.6
Effect of dilutive share-based awards and convertible notes	0.0	0.5	0.6
Shares, diluted	39.3	39.7	40.2
Net (loss)/income per share:
Basic	$(1.22)	$3.20	$1.86
Diluted	$(1.22)	$3.16	$1.83

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following potentially dilutive securities were excluded from the computation of diluted net (loss)/income per share as their effect would have been antidilutive:

	2025	2024	2023
Share-based awards	3.3	0.2	0.7
Convertible senior notes	4.5	—	—
Total	7.8	0.2	0.7
Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We used the “treasury stock” method to determine the dilutive effect of outstanding share-based awards. We used the if-converted method for calculating any potential dilutive effect of our 2031 Notes.
Note 12. Commitments and Contingencies
Commitments
As of June 2025, we had commitments of $53.9 million for purchase obligations which include payments for the acquisition of inventories and other goods or services of either a fixed or minimum quantity. Total future unconditional purchase commitments in future fiscal years were as follows:

2026	$40.0
2027	8.4
2028	5.5
Total	$53.9
Indemnifications
In connection with certain agreements, we are obligated to indemnify the counterparty against third party claims alleging infringement of certain intellectual property rights. We have in the past, and may in the future, receive notices from third parties that claim our products infringe their intellectual property rights. We cannot be certain that our technologies and products do not, and will not, infringe issued patents or other proprietary rights of third parties. Any infringement claims, with or without merit, could result in significant litigation costs and diversion of management and financial resources, including the payment of damages, which could have a material adverse effect on our business, financial condition and results of operations. We accrue for liabilities arising from indemnifications when it is both probable that we will incur the loss and we can reasonably estimate the amount of the loss or range of loss.
We have also entered into indemnification agreements with our officers and directors. Maximum potential future payments under these agreements cannot be estimated because these agreements generally do not have a maximum stated liability. However, historical costs related to these indemnification provisions have not been significant.
Environmental Matters
In connection with our acquisition of Conexant Systems, LLC (“Conexant”) in fiscal 2018, we agreed to assume certain environmental liabilities, including remediation of environmental impacts at a property formerly owned by Conexant (“Conexant Site”). We continue to incur costs to investigate and remediate the Conexant Site’s environmental impacts. The liabilities are reviewed periodically and, as investigation and remediation activities continue, adjustments are made as necessary. Liabilities for losses from environmental remediation obligations do not consider the effects of inflation and anticipated expenditures are not discounted to their present value. We believe that the outcome of this matter should not have a material adverse effect on our financial condition, cash flows or operating results.
Legal Proceedings
From time to time, we are subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. We accrue for loss contingencies when it is both probable that we will incur the loss and we can reasonably estimate the amount of the loss or range of loss. While we currently believe that resolving claims against us,

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
individually or in the aggregate, will not have a material adverse impact on our business, financial condition or results of operations, these matters are subject to inherent uncertainties and our view of these matters may change in the future.
Note 13. Stockholders’ Equity
Preferred Stock
We are authorized, subject to limitations imposed by Delaware law, to issue up to 10,000,000 shares of preferred stock in one or more series without stockholder approval. Our Board of Directors has the authority to establish, from time-to-time, the number of shares to be included in each series and to fix the rights, preferences and privileges of the shares of each wholly unissued series and any of its qualifications, limitations or restrictions. Our Board of Directors can also increase or decrease the number of shares of a series, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders. As of the end of fiscal 2025, there were no shares of preferred stock outstanding.
Shares Reserved for Future Issuance
As of the end of fiscal 2025, shares of common stock reserved for future issuance was as follows:

Restricted stock units outstanding	2,981,280
Market stock units outstanding	104,975
Performance stock units outstanding	191,386
Awards available for grant under all share-based compensation plans	3,817,922
Reserved for future issuance	7,095,563
Common Stock Repurchase Program
From April 2005, our Board of Directors authorized a series of stock repurchase programs under which we repurchased shares of our common stock from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other factors. These historical programs cumulatively authorized the repurchase of up to $2.3 billion of our common stock. The most recent of these programs expired in July 2025. As a result, on August 5, 2025, the Board authorized a new stock repurchase program to repurchase up to $150 million of our common stock. This program does not have an expiration date; however, the Board will periodically review the authorization to assess its continued appropriateness in light of the Company’s capital allocation priorities and market conditions. Repurchases under the program may be made in the open market or through privately negotiated transactions and are intended to comply with Rule 10b‑18 under the Exchange Act.
The number of shares repurchased and the timing of repurchases depend on the level of our cash balances, general business and market conditions and other factors, including alternative investment opportunities.
In fiscal year 2025 and 2023, we repurchased 1.8 million shares of our common stock for $128.3 million and 2.0 million shares for $183.5 million, respectively. We did not repurchase any of our common stock in fiscal 2024. All repurchased shares are recorded as treasury stock.
Note 14. Share-Based Compensation
Share-Based Compensation Plans
As of the end of fiscal 2025, we had the following equity compensation plans under which equity securities were authorized for issuance to our employees and directors:
2025 Inducement Equity Plan
Effective January 27, 2025, we adopted the 2025 Inducement Equity Plan (“2025 Inducement Plan”) which provides for the issuance of option or appreciation rights, restricted stock units (“RSU”) or dividend equivalents to our employees. Awards granted under the 2025 Inducement Plan will not exceed 1,700,000 shares of common stock. As of June 2025, 693,494 shares of our common stock are reserved for issuance under the 2025 Inducement Plan. Equity awards granted under the 2025 Inducement Plan generally vest ratably over two years from the vesting commencement date.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amended and Restated 2019 Equity and Incentive Compensation Plan
Our Synaptics Incorporated Amended and Restated 2019 Equity and Incentive Compensation Plan (“2019 Incentive Plan”) provides for the grant of equity-based compensation in the form of stock options, stock appreciation rights, RSUs, cash incentive awards, shares with performance conditions (“PSU”) or market-based conditions (“MSU”) and other stock-based awards. As of June 2025, 2,675,325 shares of our common stock are reserved for issuance under the 2019 Incentive Plan. The performance metrics of PSU and MSU awards can be financial performance and/or market-based conditions. Each PSU and MSU award reflects a target number of shares that may be issued to an award recipient before adjusting based on our financial performance and/or market-based conditions. The actual number of shares that an award recipient receives at the end of the period may range from 0% to 300% of the target number of shares granted, depending upon the achievement of the performance target designated by each individual award.
Our 2025 Inducement Plan and 2019 Incentive Plan are collectively referred to as “Stock Compensation Plans.”
Restricted Stock Units
RSUs granted generally vest ratably over two to four years from the vesting commencement date. RSU activity, including RSUs granted, delivered and forfeited in fiscal 2025, and the balance and aggregate intrinsic value of RSUs as of the end of fiscal 2025 were as follows:

	RSU Awards Outstanding	Average Grant Date Fair Value
Balance as of June 2024	1,620,006	$101.4
Granted	2,694,317	$60.2
Vested	(882,655)	$103.0
Forfeited	(450,388)	$84.4
Balance as of June 2025	2,981,280	$66.3
At the end of fiscal 2025, the aggregate intrinsic value of RSUs expected to vest was $193.1 million. Our closing stock price of $64.78 on the last day of trading in fiscal 2025 was used to calculate the intrinsic value for the RSUs.
The unrecognized share-based compensation cost for RSUs granted under Stock Compensation Plans was $157.4 million as of the end of fiscal 2025, which will be recognized over a weighted average period of 1.8 years.
Market Stock Units
MSU activity, including MSUs granted, delivered and forfeited in fiscal 2025, and the balance and aggregate intrinsic value of MSUs as of the end of fiscal 2025 were as follows:

	MSU Awards Outstanding	Weighted Average Grant Date Fair Value
Balance at June 2024	200,513	$249.2
Granted	120,765	$113.5
Vested	(55,603)	$195.9
Forfeited	(160,700)	$211.4
Balance at June 2025	104,975	$179.1
At the end of fiscal 2025, the aggregate intrinsic value of MSUs expected to vest was $6.8 million. Our closing stock price of $64.78 on the last day of trading in fiscal 2025 was used to calculate the intrinsic value for the MSUs. The unrecognized share-based compensation cost of our outstanding MSUs was $6.4 million as of the end of fiscal 2025, which will be recognized over a weighted average period of 0.9 years.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The fair value of each MSU granted from our plans estimated at the date of grant using the Monte Carlo simulation model, assuming no expected dividends and the following assumptions:

	2025	2024	2023
Expected volatility of company	52.4%	52.6%	55.2%
Expected volatility of Index	14.9%-213.7%	11.5%-762.5%	17.9% - 320.7%
Correlation coefficient	0.73	0.69	0.61
Expected life in years	2.87	2.87	2.87
Risk-free interest rate	3.86%	4.65%	3.24%
Fair value per award	$71.14 - $182.80	$159.79 - $268.61	$218.15- $438.24
Performance Stock Units
PSU activity, including PSUs granted, delivered and forfeited in fiscal 2025, and the balance and aggregate intrinsic value of PSUs as of the end of fiscal 2025 were as follows:

	PSU Awards Outstanding	Weighted Average Grant Date Fair Value
Balance at June 2024	265,362	$99.3
Granted	205,025	$78.3
Vested	(17,757)	$127.9
Forfeited	(261,244)	$93.9
Balance at June 2025	191,386	$81.5
We value PSUs using the aggregate intrinsic value on the grant date and amortize the compensation expense over the three-year service period on a ratable basis, dependent upon the probability of meeting the performance measures. The PSU awards outstanding balance at June 2025 is based on the target grant quantity and does not include any performance adjustment of shares for completed performance periods.
At the end of fiscal 2025, the aggregate intrinsic value of PSUs expected to vest was $12.4 million. Our closing stock price of $64.78 on the last day of trading in fiscal 2025 was used to calculate the intrinsic value for the PSUs.
The unrecognized share-based compensation cost of our outstanding PSUs was $8.9 million as of June 2025, which will be recognized over a weighted average period of 0.8 years.
Employee Stock Purchase Plan
Our employee stock purchase plan (“2019 ESPP”) allows employees to designate up to 15% of their base compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of the lesser of the fair market value at the beginning of the offering period or the exercise date. Under the 2019 ESPP, the offering period extends for up to one year and includes two exercise dates occurring at six-month intervals. Under the terms of our 2019 ESPP, if the fair market value at an exercise date is less than the fair market value at the beginning of the offering period, the current offering period will terminate and a new offering period will commence. As of June 2025, 449,103 shares of our common stock are reserved for issuance under the 2019 ESPP Plan.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Shares purchased, weighted average purchase price, cash received and the aggregate intrinsic value for employee stock purchase plan purchases were as follows:

	2025	2024	2023
Shares purchased	237,508	211,425	172,044
Weighted average purchase price	$58.53	$74.22	$91.88
Cash received	$13.9	$15.7	$15.8
Aggregate intrinsic value	$2.5	$4.1	$2.8
The fair value of each award granted under our 2019 ESPP was based on the Black-Scholes option pricing model. The fair value per award for fiscal 2025, 2024 and 2023 was $22.58, $34.54 and $40.70, respectively. Unrecognized share-based compensation costs for awards granted under our 2019 ESPP at the end of fiscal 2025 were $4.9 million that will be amortized over the next 8 months.
Stock-Based Compensation Expense
Share-based compensation and the related tax benefit for our stock-based awards recognized in the accompanying consolidated statements of income were as follows:

	2025	2024	2023
Cost of revenue	$(1.7)	$4.1	$4.0
Research and development	68.8	61.0	52.7
Selling, general and administrative	45.7	53.7	65.9
Total	$112.8	$118.8	$122.6
Income tax benefit on share-based compensation	$8.4	$8.6	$13.2
Note 15. Employee Benefit Plans
We provide retirement benefit plans in the United States and certain foreign countries. We have a 401(k) Retirement Savings Plan (“401k Plan”) for U.S. full-time employees that allows eligible employees to contribute as defined in the 401k Plan and subject to Internal Revenue Service limitations. In fiscal 2025, we provided matching funds of 25% of our employees’ contributions, excluding catch-up contributions. The employer matching funds vest immediately. We made matching contributions to the 401k Plan of $1.8 million in fiscal 2025 and $1.9 million in both fiscal 2024 and 2023.
Note 16. Income Taxes
(Loss)/income before provision for income taxes was as follows:

	2025	2024	2023
United States	$(64.3)	$(80.5)	$(69.5)
Foreign	(49.2)	(44.1)	195.5
(Loss)/income before provision for income taxes	$(113.5)	$(124.6)	$126.0

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The (benefit)/provision for income taxes consisted of the following:

	2025	2024	2023
Current tax (benefit)/expense
Federal	$2.4	$(17.4)	$15.8
State	—	—	0.1
Foreign	7.3	56.0	62.4
	9.7	38.6	78.3
Deferred tax (benefit)/expense
Federal	(49.9)	(280.8)	(12.7)
State	—	—	—
Foreign	(25.5)	(8.0)	(13.2)
	(75.4)	(288.8)	(25.9)
(Benefit)/provision for income taxes	$(65.7)	$(250.2)	$52.4
The (benefit)/provision for income taxes differs from the federal statutory rate as follows:

	2025	2024	2023
(Benefit)/provision at U.S. federal statutory tax rate	$(23.8)	$(26.2)	$26.4
Non-deductible share-based compensation	7.2	7.6	6.6
Shortfall/(windfall) related to share-based compensation	3.9	3.5	(1.3)
Non-deductible officer compensation	2.5	4.8	6.4
Business credits	(4.4)	(5.2)	(5.2)
Foreign tax differential	(10.6)	45.2	(0.5)
U.S. inclusion of foreign income	(10.3)	(0.3)	21.0
Deferred taxes on unremitted foreign earnings	(14.2)	—	0.3
U.S. provision to return adjustment	0.5	(18.1)	0.4
Deferred tax benefit from domestication	(7.7)	(262.8)	—
Tax benefit from U.S. transition tax	(8.9)	—	—
Other differences	0.1	1.3	(1.7)
(Benefit)/provision for income taxes	$(65.7)	$(250.2)	$52.4
Non-current deferred tax assets and non-current deferred tax liabilities are included in non-current other assets and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Significant components of deferred tax assets (liabilities) consisted of the following:

	2025	2024
Deferred tax assets:
Capital loss carryforward	$34.6	$34.1
Inventory write downs	5.7	1.6
Intangibles and capitalized research and development costs	306.5	273.1
Property and equipment	3.9	0.2
Share-based compensation	22.6	9.4
Nondeductible interest	22.6	23.7
Lease liabilities	10.7	10.2
Business credit carryforward	89.0	95.6
Net operating loss carryforward	17.9	11.4
Other accruals	18.0	5.6
	531.5	464.9
Valuation allowance	(94.8)	(92.4)
	436.7	372.5
Deferred tax liabilities:
Right-of-use assets	(10.2)	(9.5)
Unremitted foreign earnings	—	(14.3)
Acquisition intangibles	(22.7)	(31.0)
	(32.9)	(54.8)
Net deferred tax assets	$403.8	$317.7
Realization of deferred tax assets depends on our generating sufficient U.S. and certain foreign taxable income in future years to obtain a benefit from the utilization of those deferred tax assets on our tax returns. Accordingly, the amount of deferred tax assets considered realizable may increase or decrease when we reevaluate the underlying basis for our estimates of future U.S. and foreign taxable income. As of the end of fiscal 2025, a valuation allowance of $94.8 million was maintained to reduce the deferred tax assets related to capital loss carryovers in a foreign jurisdiction and all deferred tax assets in California to levels we believe are more likely than not to be realized through future taxable income. The net change in the valuation allowance during fiscal 2025 was an increase of $2.4 million.
We consider almost all earnings of our foreign subsidiaries as not indefinitely reinvested overseas and have made appropriate provisions for income or withholding taxes that may result from a future repatriation of those earnings. As a result, an immaterial deferred tax liability is associated with unremitted foreign earnings, the remittance of which would not result in a further provision for income taxes. We continue to indefinitely reinvest $200.0 million on certain accumulated earnings and outside basis differences primarily related to our DSPG acquisition. If the undistributed earnings and other outside basis differences were recognized in a taxable transaction, the associated foreign tax credits would be expected to reduce the U.S. income tax liability associated with the foreign distribution or the otherwise taxable transaction. As of our fiscal 2025, assuming full utilization of the associated foreign tax credits, the potential net deferred tax liability associated with these undistributed earnings and outside basis differences would be approximately $46.0 million.
As of the end of fiscal 2025, we had federal, California and foreign net operating loss carryforwards of $11.3 million, $31.0 million and $87.9 million, respectively. The federal net operating loss can be carried forward indefinitely and the California net operating loss will begin to expire in fiscal 2027, respectively if not utilized. Most of the foreign net operating loss carryforwards have no expiration date. Under current tax law, net operating loss and tax credit carryforwards are available to offset future income or income taxes, if utilized before expiration. However, the use of these carryforwards may be limited by statute or upon the occurrence of certain events, including significant changes in ownership.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We had $32.3 million and $69.7 million of federal and state research tax credit carryforwards, respectively, as of the end of fiscal 2025. The federal research tax credit carryforward will begin to expire in 2029 and the state research tax credit can be carried forward indefinitely.
The total liability for gross unrecognized tax benefits related to uncertain tax positions, included in other liabilities in the accompanying consolidated balance sheets, decreased by $1.9 million from $46.5 million in fiscal 2024 to $44.6 million in fiscal 2025. Of this ending balance, $36.6 million will reduce the effective tax rate on income from continuing operations, if recognized. A reconciliation of the beginning and ending balance of gross unrecognized tax benefits consisted of the following:

	2025	2024	2023
Beginning balance	$46.5	$43.7	$29.8
Increase in unrecognized tax benefits related to current year tax positions	1.9	10.4	13.7
(Decrease)/increase in unrecognized tax benefits related to prior year tax positions	(2.4)	(5.3)	2.5
Decrease due to effective settlement with tax authorities	(0.4)	—	(1.1)
Remeasurement of unrecognized tax benefits	1.2	(1.0)	(0.3)
Decrease due to statute expiration	(2.2)	(1.3)	(0.9)
Ending balance	$44.6	$46.5	$43.7
Accrued interest and penalties increased by $0.6 million in fiscal 2025 as compared to fiscal 2024 and increased by $0.6 million in fiscal 2024 as compared to fiscal 2023. Accrued interest and penalties were $4.2 million and $3.6 million as of the end of fiscal 2025 and 2024, respectively. Our policy is to classify interest and penalties, if any, as components of income tax expense.
It is reasonably possible that the amount of liability for unrecognized tax benefits may change within the next 12 months; an estimate of the range of possible changes could result in a decrease of $3.3 million to an increase of $1.9 million. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.
Our major tax jurisdictions are the U.S., Hong Kong SAR, Japan, Israel and the U.K. From fiscal 2017 onward, we remain subject to examination by one or more of these jurisdictions.
On July 4, 2025, subsequent to the end of our fiscal year ended June 28, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. This legislation includes a permanent extension and modification of certain provisions under the Tax Cuts and Jobs Act of 2017 (“TCJA”) and contains multiple effective dates. As the enactment occurred subsequent to our fiscal 2025, the impacts of the provisions of the OBBBA are not reflected in our fiscal 2025 financial statements. Certain provisions are effective beginning in fiscal 2026, and we are currently evaluating the potential impact of the new legislation on our future financial statements.
Note 17. Revenue
The majority of our revenue is generated from product shipments to our customers. A summary of our product categories is as follows:
•Core IoT: Includes products for Wireless and Processor Solutions.
•Enterprise and Automotive: Includes products for PC Touch Pad, PC Fingerprint, Video Interface Solutions and Automotive Solutions.
•Mobile: Includes products for Touch and Display Solutions for Mobile phone applications.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Disaggregation of revenue
Net revenue by product category was as follows:

	2025	2024	2023
Enterprise and Automotive product applications	$610.1	$570.0	$853.7
Core IoT product applications	272.4	177.6	309.9
Mobile product applications	191.8	211.8	191.5
	$1,074.3	$959.4	$1,355.1
Net revenue by geographic region, based on the billing location of our customers, for the periods presented were as follows:

	2025	2024	2023
China	$493.0	$435.0	$485.0
Taiwan	307.2	201.3	367.4
Japan	137.6	192.3	337.7
South Korea	71.7	59.9	35.0
Other	57.4	49.6	124.1
United States	7.4	21.3	5.9
	$1,074.3	$959.4	$1,355.1
Net revenue to customers whose revenue represented 10% or more of our total net revenue was as follows:

	2025	2024	2023
Customer A	*	*	10%
Customer B	15%	*	*
Customer C	11%	12%	*
____________________________
*Less than 10%
Contract Liabilities
Our contract liabilities are comprised of deferred revenue and primarily relates to our obligation to transfer goods, services or licenses of our IP to customers for which we have received consideration. Contract liabilities were $16.2 million and $14.7 million as of June 2025 and June 2024, respectively, and are presented as part of customer-related liabilities in accrued liabilities in the accompanying consolidated balance sheets. See “Note 3. Supplemental Financial Statement Information.” During fiscal 2025 and 2024, we recognized $13.8 million and $4.9 million, respectively, in revenue related to contract liabilities outstanding as of the beginning of each such fiscal year.
Note 18. Segment and Other Information
Segment reporting
We operate in one segment — the development, marketing and sale of semiconductor products used in electronic devices and products. This determination is based on the management approach, which designates internal information regularly available to the chief operating decision maker (“CODM”) for making decisions and assessing performance as the source of determination of our reportable segment. Our CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis for the purpose of making operating decisions and assessing financial performance.
The CODM uses consolidated net income, as reported in our consolidated statements of operations, as the measure of profit or loss to allocate resources and assess performance. Financial forecasts and budget-to-actual results used by the CODM to assess performance and allocate resources, as well as those used for strategic decisions related to headcount and capital expenditures, are also reviewed on a consolidated basis. The CODM considers the impact of the significant segment expenses in the tables below when deciding whether to reinvest profits or pursue strategic mergers and acquisitions.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The measure of segment assets is reported on the consolidated balance sheet as total assets. The CODM does not review segment assets at a level other than that presented in the accompanying consolidated balance sheets.
The following table presents the calculation of segment net income as follows:

	2025	2024	2023
Revenue	$1,074.3	$959.4	$1,355.1
Adjusted cost of revenue (1)	498.1	451.1	540.2

Adjusted operating expenses (2)	398.7	380.2	396.0
Stock-based compensation	112.8	118.9	122.6
Intangible asset amortization	114.2	81.6	130.4
Interest and other expense, net	10.2	20.4	25.7
Income tax expense (benefit)	(65.7)	(250.2)	52.4
Other segment expenses (3)	53.8	31.8	14.2
Segment net income (loss)	$(47.8)	$125.6	$73.6

Consolidated net income (loss)	$(47.8)	$125.6	$73.6
(1) Adjusted cost of revenue is cost of revenue adjusted for intangible asset amortization and stock-based compensation as follows:

	2025	2024	2023
Cost of revenue	$593.9	$519.6	$639.2
Less:
Intangible asset amortization	97.5	64.3	95.0
Stock-based compensation	(1.7)	4.2	4.0
Adjusted cost of revenue	$498.1	$451.1	$540.2
(2) Adjusted operating expenses is operating expenses comprised of research and development and general and administrative expenses adjusted for stock-based compensation, intangible asset amortization, restructuring and impairment related charges as follows:

	2025	2024	2023
Operating expenses	$574.5	$541.4	$561.6
Less:
Stock-based compensation	114.5	114.7	118.6
Intangible asset amortization	16.7	17.3	35.4
Impairment charges	13.8	16.0	—
Restructuring costs	16.9	10.5	—
Other	13.9	2.7	11.6
Adjusted operating expenses	$398.7	$380.2	$396.0
(3) Other segment expenses primarily include impairment charges, legal and vendor related charges and settlements, amortization of debt issuance costs and loss on early extinguishment of debt.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other Geographical information
Long-lived assets by geographic area were as follows:

	2025	2024
North America	$559.5	$523.1
EMEA	453.6	499.3
Asia Pacific	238.7	204.7
	$1,251.8	$1,227.1
Note 19. Restructuring Activities
We continuously evaluate our operations to reduce costs and increase profitability, increase operational efficiencies and gain synergies from our previous acquisitions and align our business in response to market conditions.
A summary of restructuring costs as presented in our consolidated statements of operations is as follows:

	2025	2024
Employee severance and related costs	$15.5	$10.5
Write-off of assets:
Property and equipment	1.4	—
	$16.9	$10.5
There were no restructuring charges incurred in fiscal 2023.
The following table presents the beginning and ending restructuring liability balances for each restructuring action:

	Fiscal 2023 and earlier Restructuring	Fiscal 2024 Restructuring	Fiscal 2025 Restructuring	Total
Balance, June 2023	$1.4	$—	$—	$1.4
Charges	—	10.5	—	10.5
Payments	(1.4)	(9.1)	—	(10.5)
Balance, June 2024	—	1.4	—	1.4
Charges (1)	—	0.5	15.0	15.5
Payments	—	(1.9)	(15.0)	(16.9)
Balance, June 2025	$—	$—	$—	$—
(1) Write-off of property and equipment charges of $1.4 million recognized in fiscal 2025 are not included in the restructuring liability balance above.
Fiscal 2025 Restructuring Plan
A restructuring plan was initiated during the first quarter of fiscal 2025 (“Fiscal 2025 Restructuring Plan”) primarily intended to focus on key growth initiatives, reduce costs and align our business in response to market conditions. Under the Fiscal 2025 Restructuring Plan, we will early terminate office space under operating leases. During fiscal 2025, we recorded restructuring charges of $16.4 million, which were mainly comprised of severance and one-time termination benefits as well as a write-off of property and equipment. We expect the actions under the Fiscal 2025 Restructuring Plan to be completed by the end of the first quarter of fiscal 2026.
Fiscal 2024 Restructuring Plan
A restructuring plan was initiated during the first and fourth quarter of fiscal 2024 (“Fiscal 2024 Restructuring Plan”) intended to further improve efficiencies in our operational activities, decrease costs and increase profitability. Restructuring charges were mainly comprised of severance and one-time termination benefits. In connection with the Fiscal 2024

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restructuring Plan, we recorded restructuring charges of $0.5 million and $10.5 million during fiscal 2025 and 2024, respectively. As of the end of fiscal 2025, all actions relating to the Fiscal 2024 Restructuring Plan have been completed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusions Regarding Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 28, 2025, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Based on our evaluation under the COSO 2013 framework, our management concluded that our internal control over financial reporting was effective, at the reasonable assurance level, as of June 28, 2025. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K, and as part of its audit has issued an attestation report, included herein, on our internal control over financial reporting, as of June 28, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors and instances of fraud, if any, within our company have been or will be prevented or detected. Further, internal controls may become inadequate as a result of changes in conditions or through the deterioration of the degree of compliance with policies or procedures.
ITEM 9B. OTHER INFORMATION
Trading Arrangements
During the fiscal quarter ended June 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Part I – Item 1 of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers.”
We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, principal accounting officer and other senior accounting personnel. The “Code of Ethics for the CEO and Senior Financial Officers” is located on our website at www.synaptics.com in the Investor Relations section under Corporate Governance.
We intend to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Executive Compensation”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the captions “Beneficial Ownership of Certain Stockholders” and “Equity Compensation Plan Information”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the captions “Board Composition and Governance — Independent Directors” and “Certain Relationships and Related Transactions”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the captions “Ratification of Appointment of Independent Auditor” and “Audit and Non-Audit Fees”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Form 10-K:
1.Consolidated Financial Statements:
2.Financial Statement Schedules
All schedules have been omitted because the information is not required, is not applicable or is included in the Consolidated Financial Statements.
3.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit	To	Date Filed

3.1	Amended and Restated Certificate of Incorporation	Quarterly Report on Form 8-K	October 26, 2023

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock	Registration Statement on Form 8-A	August 16, 2002

3.3	Fourth Amended and Restated Bylaws (amended and restated as of July 29, 2025)	Current Report on Form 8-K	July 31, 2025

4.1	Form of Common Stock Certificate	Annual Report on Form 10-K	September 12, 2002

4.2	Description of Registrant’s Securities	Annual Report on Form 10-K	August 23, 2019

4.3	Indenture, dated as of March 11, 2021, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee	Current Report on Form 8-K	March 11, 2021

4.4	Form of 4.000% Senior Notes due 2029 (included in Exhibit 4.3).	Current Report on Form 8-K	March 11, 2021

4.5	Indenture, dated as of November 19, 2024, between Synaptics Incorporated and U.S. Bank Trust Company, National Association, as trustee	Current Report on Form 8-K	November 19, 2024

4.6	Form of Certificate representing the 0.75% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.5)	Current Report on Form 8-K	November 29, 2024

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

10.1(e)
Fourth Amendment and Lender Joinder Agreement, dated as of November 21, 2024, by and among Synaptics Incorporated, Wells Fargo Bank, National Association, as Administrative Agent, and the revolving credit lenders party thereto
		Current Report on Form 8-K	November 21, 2024

10.2(a)*	Synaptics Incorporated 2019 Inducement Equity Plan	Registration Statement on Form S-8	August 16, 2019

10.2(b)*	Form of Restricted Stock Unit Inducement Award Agreement for 2019 Inducement Equity Plan	Registration Statement on Form S-8	August 16, 2019

10.2(c)*	Form of Market Stock Unit Inducement Award Agreement for 2019 Inducement Equity Plan	Registration Statement on Form S-8	August 16, 2019

10.2(d)*	Form of Performance Stock Unit Inducement Award Agreement for 2019 Inducement Equity Plan	Registration Statement on Form S-8	August 16, 2019

10.2(e)*	Synaptics Incorporated 2025 Inducement Equity Plan	Registration Statement on Form S-8	January 30, 2025

10.3(a)*	2019 Equity and Incentive Compensation Plan	Registration Statement on Form S-8	November 1, 2019

10.3(b)*	Amended and Restated 2019 Equity and Incentive Compensation Plan	Current Report on Form 8-K	October 29, 2020

10.3(c)*	Amended and Restated 2019 Equity and Incentive Compensation Plan	Current Report on Form 8-K	October 28, 2021

10.3(d)*	Amended and Restated 2019 Equity and Incentive Compensation Plan	Current Report on Form 8-K	October 27, 2022

10.3(e)*	Amended and Restated 2019 Equity and Incentive Compensation Plan	Current Report on Form 8-K	October 26, 2023

10.3(f)*	Amended and Restated 2019 Equity and Incentive Compensation Plan	Current Report on Form 8-K	October 31, 2024

10.3(g)*	Form of Restricted Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (for awards granted before July 27, 2021)	Registration Statement on Form S-8	November 1, 2019

10.3(h)*	Form of Performance Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (for awards granted before July 27, 2021)	Registration Statement on Form S-8	November 1, 2019

10.3(i)*	Form of Restricted Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (for awards granted after July 27, 2021)	Annual Report on Form 10-K	August 23, 2021

10.3(j)*	Form of Performance Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (for awards granted after July 27, 2021)	Annual Report on Form 10-K	August 23, 2021

10.3(k)*	Form of Market Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan	Quarterly Report on Form 10-Q	November 5, 2020

10.3(l)*	Form of Performance Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan	Quarterly Report on Form 10-Q	November 5, 2020

10.3(m)*	Form of Market Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan	Annual Report on Form 10-K	August 22, 2022

10.3(n)*	Form of Market Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan	Annual Report on Form 10-K	August 23, 2024

10.3(o)*	Form of Retention Restricted Stock Unit Award Agreement under the Synaptics Incorporated Amended and Restated 2019 Equity and Incentive Compensation Plan	Current Report on Form 8-K	April 18, 2025

10.3(p)*	Form of Retention Restricted Stock Unit Award Agreement under the Synaptics Incorporated Amended and Restated 2019 Equity and Incentive Compensation Plan	Current Report on Form 8-K	May 23, 2025

10.4*	2019 Employee Stock Purchase Plan	Registration Statement on Form S-8	November 1, 2019

10.5*	Form of Change in Control and Severance Agreement	Current Report on Form 8-K	April 18, 2025

10.6*	Form of Director and Officer Indemnification Agreement	Current Report on Form 8-K	May 17, 2016

10.7*	Form of Indemnification Agreement (Directors)	Current Report on Form 8-K	April 18, 2025

10.8*	Form of Indemnification Agreement (Officers)	Current Report on Form 8-K	April 18, 2025

10.9*	Employment Offer Letter, dated August 1, 2019 between the registrant and Michael Hurlston	Quarterly Report on Form 10-Q	November 17, 2019

10.10*	Employment Offer Letter, dated May 10, 2024, between the registrant and Ken Rizvi	Annual Report on Form 10-K	August 23, 2024

10.11*	Employment Offer Letter, dated November 22, 2023 between the registrant and Lisa Bodensteiner	Quarterly Report on Form 10-Q	February 8, 2024

10.12*	Employment Offer Letter, dated December 16, 2022, between the registrant and Vikram Gupta	Quarterly Report on Form 10-Q	February 8, 2024

10.13*	Employment offer letter dated October 24, 2019, between the registrant and Satish Ganesan	Annual Report on Form 10-K	August 23, 2024

10.14*	Letter Agreement between Synaptics Incorporated and Ken Rizvi, dated March 10, 2025	Current Report on Form 8-K	March 14, 2025

10.15*	Letter Agreement between Synaptics Incorporated and Nelson Chan, dated March 10, 2025	Current Report on Form 8-K	March 14, 2025

10.16*	Offer Letter, dated May 19, 2025 by and between Rahul Patel and Synaptics Incorporated	Current Report on Form 8-K	May 21, 2025

10.17*	Change in Control and Severance Agreement by and between Rahul Patel and Synaptics Incorporated	Current Report on Form 8-K	May 21, 2025

10.18	Form of Confirmation of Base Capped Call Transaction	Current Report on Form 8-K	November 19, 2024

10.19	Form of Confirmation for the Additional Capped Call Transactions	Current Report on Form 8-K	November 26, 2024

19	Synaptics Incorporated Insider Trading Policy	Annual Report on Form 10-K	August 23, 2024

21	List of Subsidiaries	Annual Report on Form 10-K	August 23, 2024

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1#	Section 1350 Certification of Chief Executive Officer	Furnished herewith

32.2#	Section 1350 Certification of Chief Financial Officer	Furnished herewith

97.1	Synaptics Compensation Recovery Policy, adopted as of October 23, 2023	Annual Report on Form 10-K	August 23, 2024

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File -the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*Indicates a contract with management or compensatory plan or arrangement.
#This certification is being furnished solely pursuant to 18 U.S.C. § 1350 and shall not be deemed filed by the company for purposes of Section 18 of the Exchange Act or incorporated by reference in any registration statement of the company filed under the Securities Act.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: August 21, 2025	By:	/s/ Rahul Patel
Rahul Patel
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rahul Patel	President and Chief Executive Officer,	August 21, 2025
Rahul Patel	and Director (Principal Executive Officer)

/s/ Ken Rizvi	Senior Vice President and Chief Financial Officer	August 21, 2025
Ken Rizvi	(Principal Financial Officer)

/s/ Esther Song	Vice President and Corporate Controller	August 21, 2025
Esther Song	(Principal Accounting Officer)

/s/ Nelson C. Chan	Chair of the Board	August 21, 2025
Nelson C. Chan

/s/ Jeffrey D. Buchanan	Director	August 21, 2025
Jeffrey D. Buchanan

/s/ Keith B. Geeslin	Director	August 21, 2025
Keith B. Geeslin

/s/ Susan Hardman	Director	August 21, 2025
Susan Hardman

/s/ Patricia Kummrow	Director	August 21, 2025
Patricia Kummrow

/s/ Vivie Lee	Director	August 21, 2025
Vivie Lee

/s/ James L. Whims	Director	August 21, 2025
James L. Whims