Form 10-Q
period 2025-09-27
SYNAPTICS Inc
filed 2025-11-06
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
As of October 30, 2025, the Company had 38,990,073 shares of Common Stock outstanding.

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 27, 2025

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value and share amounts)
(unaudited)

	September 2025	June 2025
ASSETS
Current Assets:
Cash and cash equivalents	$459.9	$391.5
Short-term investments	—	61.0
Accounts receivable, net	119.5	130.3
Inventories	143.1	139.5
Prepaid expenses and other current assets	26.5	29.6
Total current assets	749.0	751.9
Property and equipment, net	77.4	72.1
Goodwill	872.3	872.3
Acquired intangible assets	269.5	262.2
Deferred tax assets	412.5	408.8
Non-current other assets	196.4	217.1
Total assets	$2,577.1	$2,584.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$92.5	$98.5
Accrued liabilities	169.5	172.4
Total current liabilities	262.0	270.9
Long-term debt	835.4	834.8
Other long-term liabilities	79.1	83.8
Total liabilities	1,176.5	1,189.5
Stockholders' Equity:
Preferred stock:
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 120,000,000 shares authorized, 71,167,167 and 70,611,845 shares issued, 39,095,464 and 38,642,761 shares outstanding, at September 2025 and June 2025, respectively	0.1	0.1
Additional paid-in capital	1,245.3	1,211.8
Treasury stock: 32,071,703 and 31,969,084 common shares at September 2025 and June 2025, at cost	(1,014.1)	(1,006.9)
Retained earnings	1,169.3	1,189.9
Total stockholders' equity	1,400.6	1,394.9
Total liabilities and stockholders' equity	$2,577.1	$2,584.4
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	September
	2025	2024
Net revenue	$292.5	$257.7
Cost of revenue	167.9	136.8
Gross margin	124.6	120.9
Operating expenses:
Research and development	94.4	81.3
Selling, general, and administrative	46.2	50.0
Acquired intangibles amortization	4.7	3.8
Restructuring costs	2.5	14.2
Total operating expenses	147.8	149.3
Operating loss	(23.2)	(28.4)
Interest income (expense) and other, net	0.5	(5.9)
Loss before benefit from income taxes	(22.7)	(34.3)
Benefit from income taxes	(2.1)	(11.2)
Net loss	$(20.6)	$(23.1)
Net loss per share:
Basic	$(0.53)	$(0.58)
Diluted	$(0.53)	$(0.58)
Shares used in computing net loss per share:
Basic	38.8	39.8
Diluted	38.8	39.8
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance at June 2025	70,611,845	$0.1	$1,211.8	$(1,006.9)	$1,189.9	$1,394.9
Net loss	—	—	—	—	(20.6)	(20.6)
Issuance of common stock for share-based award compensation plans	555,322	—	7.4	—	—	7.4
Payroll taxes related to net share settlement of share-based awards	—	—	(10.6)	—	—	(10.6)
Common stock repurchased, inclusive of excise taxes	—	—	—	(7.2)	—	(7.2)
Share-based compensation	—	—	36.7	—	—	36.7
Balance at September 2025	71,167,167	$0.1	$1,245.3	$(1,014.1)	$1,169.3	$1,400.6
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
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	September
	2025	2024
Cash flows from operating activities
Net loss	$(20.6)	$(23.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation costs	36.7	27.2
Depreciation	7.5	7.2
Acquired intangible assets amortization	35.2	24.6
Deferred taxes	(4.2)	(15.0)
Other	2.4	3.5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	10.8	6.6
Inventories, net	(2.9)	(4.6)
Prepaid expenses and other current and non-current assets	3.9	1.5
Accounts payable	(7.0)	(6.3)
Accrued liabilities	(31.6)	(33.0)
Net cash provided by (used in) operating activities	30.2	(11.4)
Cash flows from investing activities
Proceeds from maturity of investments	61.0	—
Purchases of property and equipment	(12.2)	(9.1)
Net cash provided by (used in) investing activities	48.8	(9.1)
Cash flows from financing activities
Repurchases of common stock, excluding excise taxes	(7.2)	—
Proceeds from issuance of shares	7.4	7.7
Payroll taxes related to net share settlement of share-based awards	(10.6)	(11.3)
Repayment of debt	—	(1.5)
Other	—	1.6
Net cash used in financing activities	(10.4)	(3.5)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.7
Net increase (decrease) in cash and cash equivalents	68.4	(23.3)
Cash and cash equivalents, beginning of period	391.5	876.9
Cash and cash equivalents, end of period	$459.9	$853.6
Supplemental disclosure of non-cash transactions
Receipt of intangible assets from advance payments	$42.5	$—
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except share and per share amounts)
(unaudited)

1. Description of Business
We are a leading worldwide developer and fabless supplier of premium mixed signal semiconductor solutions designed to enable people to engage with connected devices and data, and create exceptional experiences throughout the home, at work, in the car and on the go. We provide our customers with sensing, processing and connecting solutions, which represent the three foundational elements of the Internet of Things (“IoT”). We supply connectivity, sensors and AI-enhanced processor solutions to original equipment manufacturers (“OEMs”) that design IoT products and devices for automobiles, enterprise workspace devices, virtual reality, smartphones, tablets and notebook computers.
2. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and United States generally accepted accounting principles, or U.S. GAAP. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature and necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2025.
The condensed consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation. Certain reclassifications have been made to the amounts for prior years in order to conform to the current year’s presentation.
Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2026 and 2025 are the 52-week periods ending June 27, 2026 and June 28, 2025, respectively. The fiscal periods presented in this report are 13-week periods ended September 27, 2025 and September 28, 2024, respectively. For simplicity, the accompanying condensed consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.
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
Significant Accounting Policies
There have been no material changes to our significant accounting policies in Note 2 - Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2025.
Accounting Pronouncements Recently Issued
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes: Improvements to Income Tax Disclosures.” This guidance requires consistent categories and greater disaggregation of information in the rate

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except share and per share amounts)
(unaudited)

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
3. Supplemental Financial Statement Information
Accounts receivable, net

	September	June
	2025	2025
Accounts receivable	$123.7	$134.5
Less: Allowance for credit losses	(4.2)	(4.2)
	$119.5	$130.3
Inventories

	September	June
	2025	2025
Raw materials and work-in-progress	$72.2	$69.4
Finished goods	70.9	70.1
	$143.1	$139.5
Non-current other assets

	September	June
	2025	2025
Prepayment of intangible assets	$96.8	$139.3
Other	57.2	32.6
Right-of-use assets	42.4	45.2
	$196.4	$217.1
Accrued liabilities

	September	June
	2025	2025
Customer-related liabilities (1)	$68.6	$67.2
Accrued compensation and benefits	27.4	58.9
Other (2)	73.5	46.3
	$169.5	$172.4
(1) Primarily relates to customer rebates, but also includes deferred revenue, price discounts and stock rotation rights.
(2) As of September 2025, other accrued liabilities include a $25.0 million license fee payable to a third party. No such amount was payable at June 2025.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except share and per share amounts)
(unaudited)

4. Net Loss Per Share
The computation of basic and diluted net loss per share was as follows:

	Three Months Ended
	September
	2025	2024
Numerator:
Net loss	$(20.6)	$(23.1)
Denominator:
Weighted-average shares - basic	38.8	39.8
Weighted-average shares - diluted	38.8	39.8
Net loss per share:
Basic	$(0.53)	$(0.58)
Diluted	$(0.53)	$(0.58)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been antidilutive:

	Three Months Ended
	September
	2025	2024
Share-based awards	4.4	2.8
Convertible senior notes	4.5	—
Total	8.9	2.8
5. Prepayment of Intangible Assets
During the third quarter of fiscal 2025, we entered into definitive asset purchase agreements with Broadcom to acquire certain assets and obtain non-exclusive licenses relating to Broadcom’s Wi-Fi Business in the IoT market for an aggregate consideration of $200.3 million. As of September 2025, we have not received six roadmap technology intangible assets, which are expected to be delivered at various dates through September 2027. Accordingly, the balance of $96.8 million, which represents the value of those technology intangible assets not yet received, is presented within non-current assets in our condensed consolidated balance sheets.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except share and per share amounts)
(unaudited)

6. Cash and Cash Equivalents and Short-Term Investments
The following table summarizes our cash and cash equivalents by category at September 2025 and June 2025:

	September 2025			June 2025
	Amortized Cost	Gross unrealized loss	Fair Value	Amortized Cost	Gross unrealized loss	Fair Value
Cash	$357.4	$—	$357.4	$360.7	$—	$360.7
Cash equivalents:
Money market funds	21.8	—	21.8	16.7	—	16.7
Certificates of deposit	80.7	—	80.7	14.1	—	14.1
Total cash and cash equivalents	$459.9	$—	$459.9	$391.5	$—	$391.5
Short-term investments:
Certificates of deposit	$—	$—	$—	$61.0	$—	$61.0
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

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except share and per share amounts)
(unaudited)

At September 2025 and June 2025, financial assets measured at fair value on a recurring basis are summarized below:

	September 2025			June 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$21.8	$—	$21.8	$16.7	$—	$16.7
Certificates of deposit	—	80.7	80.7	—	14.1	14.1
Total cash and cash equivalents	21.8	80.7	102.5	16.7	14.1	30.8
Short-term investments:
Certificates of deposit	—	—	—	—	61.0	61.0
Total assets measured at fair value	$21.8	$80.7	$102.5	$16.7	$75.1	$91.8
We did not have any financial assets requiring Level 3 measurement in the periods presented.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We report our financial instruments at fair value with the exception of the 2029 Notes and the 2031 Notes, or collectively with the 2029 Notes, the Notes, each as defined in Note 9. Debt. The estimated fair value of the Notes was determined based on the trading prices of the Notes as of the last day of trading for the periods presented. We use Level 2 measurement criteria to determine the fair value of our Notes as they are not actively traded in markets.
The carrying amounts and estimated fair values of the Notes are as follows for the periods presented:

	September 2025		June 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2029 Notes	$397.1	$380.2	$397.0	$373.2
2031 Notes	438.3	441.0	437.8	415.7
	$835.4	$821.2	$834.8	$788.9

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except share and per share amounts)
(unaudited)

8. Goodwill and Acquired Intangibles, Net
Goodwill
The following table represents the change in our goodwill balance for the periods presented:

	September	June
	2025	2025
Beginning balance	$872.3	$816.4
Acquisition activity	—	55.9
Ending balance	$872.3	$872.3
Acquired Intangibles, Net
The following table summarizes the net carrying amounts, excluding fully amortized intangible assets:

		September 2025			June 2025
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Audio and video technology	5.6	$231.9	$(204.0)	$27.9	$231.9	$(198.4)	$33.5
Customer relationships	4.7	187.1	(155.5)	31.6	187.1	(150.7)	36.4
Wireless connectivity technology	4.6	314.4	(154.3)	160.1	271.9	(139.6)	132.3
Video interface technology	3.4	133.0	(101.1)	31.9	133.0	(97.9)	35.1
Other	2.4	41.9	(30.7)	11.2	52.1	(34.0)	18.1
In-process research and development	Not applicable	6.8	—	6.8	6.8	—	6.8
Total intangible assets		$915.1	$(645.6)	$269.5	$882.8	$(620.6)	$262.2
Fully amortized intangible assets are eliminated from both the gross and accumulated amortization amounts in the first quarter of each fiscal year.
In connection with a previous agreement with Broadcom entered into in July 2023 to acquire certain developed technologies, during the first quarter of fiscal 2026, we received and placed into service the last of the remaining technologies from Broadcom in the amount of $42.5 million with an estimated useful life of 6 years.
The following table presents details of amortization for the periods presented:

	Three Months Ended
	September
	2025	2024
Cost of revenue	$30.5	$20.8
Acquired intangibles amortization	4.7	3.8
Total amortization of intangibles	$35.2	$24.6

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except share and per share amounts)
(unaudited)

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of September 2025:

Fiscal Year
Remainder of 2026	$83.7
2027	69.3
2028	49.6
2029	26.5
2030	16.9
Thereafter	23.5
Future amortization	$269.5
9. Debt and Revolving Credit Facility
Our total debt outstanding consisted of the following:

	September 2025				June 2025
				Net Carrying Amount		Net Carrying Amount
	Stated Rate	Effective Rate	Principal	Long-term	Principal	Long-term
2031 Notes	0.75%	1.19%	$450.0	$450.0	$450.0	$450.0
2029 Notes	4.00%	4.17%	400.0	400.0	400.0	400.0
Total borrowings			850.0	850.0	850.0	850.0
Less: unamortized debt issuance costs			—	(14.6)	—	(15.2)
Total debt			$850.0	$835.4	$850.0	$834.8
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

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except share and per share amounts)
(unaudited)

At any time from, and including, September 2, 2031, the 2031 Notes are convertible at the option of the holders thereof only under the following circumstances: (1) during any calendar quarter commencing after the first calendar quarter ending on March 31, 2025, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days after any ten consecutive trading day period (such ten consecutive trading day period, the “measurement period”) in which the Trading Price per $1,000 principal amount of the 2031 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) if we call such 2031 Notes for redemption; or (4) upon the occurrence of specified corporate events or distributions on our common stock (as defined in the 2031 Indenture). As of September 2025, none of the conditions allowing holders of the 2031 Notes to convert had been met. On or after September 2, 2031 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2031 Notes, holders of the 2031 Notes may convert all or a portion of their 2031 Notes, regardless of the foregoing conditions. Upon conversion, the 2031 Notes will be settled in cash, shares of our common stock based on the conversion rate (as defined in the 2031 Indenture) or any combination thereof, at our election.
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
2031 Capped Calls
In connection with the issuance of the 2031 Notes, we entered into privately negotiated capped call transactions (each, a “2031 Capped Call” and collectively, the “2031 Capped Calls”) with certain financial institutions. The 2031 Capped Calls have an initial strike price of $99.69, subject to certain adjustments, which corresponds to the initial conversion price of the 2031 Notes. The 2031 Capped Calls have an initial cap price of $150.48 per share, subject to certain adjustments. The 2031 Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2031 Notes, with such offset subject to a cap based on the cap price. The 2031 Capped Calls cover, subject to anti-dilution adjustments, approximately 4.5 million shares of the Company’s common stock. The 2031 Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers and announcement events. For accounting purposes, each 2031 Capped Call is treated as a separate transaction from, and not part of, the terms of the 2031 Notes. As these transactions meet certain accounting criteria, the 2031 Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The 2031 Capped Calls will not be remeasured as long as they continue to meet the conditions for equity classification.
Contractual interest expense and amortization of debt issuance costs on the 2031 Notes was $0.8 million and $0.5 million, respectively, during the three months ended September 2025.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except share and per share amounts)
(unaudited)

2029 Notes
In March 2021, we issued $400.0 million aggregate principal amount of senior notes due June 15, 2029 (“2029 Notes”), which bear interest at a rate of 4.0% payable semi-annually on December 15 and June 15 of each year. The 2029 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our current and future domestic restricted subsidiaries that guarantee our obligations under our senior secured credit facilities.
The indenture to the 2029 Notes (the "2029 Indenture") contains covenants that, among other things, limit our ability and the ability of our Restricted Subsidiaries (as defined in the 2029 Indenture) to (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem our company’s or any parent’s capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) dispose of assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting its subsidiaries’ ability to pay dividends; and (x) consolidate, merge or sell all, or substantially all, of its assets.
The 2029 Indenture contains customary events of default. An event of default under the 2029 Indenture will allow either the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2029 Notes to accelerate, or in certain cases automatically cause the acceleration of, the maturity of the principal and accrued interest on all outstanding 2029 Notes.
We may redeem some or all of the 2029 Notes at a price of 101% of the principal amount in 2025 and at 100% of the principal amount in 2026 and thereafter.
Contractual interest expense and amortization of debt issuance costs on the 2029 Notes was as follows:

	Three Months Ended
	September
	2025	2024
Interest expense	$4.0	$4.0
Amortization of debt issuance costs	0.2	0.1
Total interest expense	$4.2	$4.1
Term Loan Facility
In December 2021, we entered into a first amendment and lender joinder agreement to our credit agreement, to, among other things, establish a new $600.0 million incremental term loan facility (“Term Loan Facility”). The Term Loan Facility was advanced by certain existing and new lenders under our credit agreement and was scheduled to mature on December 2, 2028. During the second quarter of fiscal 2025, we used a portion of the net proceeds from the 2031 Notes to repay the outstanding balance and accrued interest thereon.
For the three months ended September 2024, contractual interest expense and amortization of debt issuance costs on the Term Loan Facility was $11.7 million.
Revolving Credit Facility
We have $350.0 million available under a revolving credit agreement, as amended (“Revolving Credit Facility”), with a maturity date to be the earlier of (i) November 21, 2029 and (ii) ninety-one (91) days prior to any maturity of the 2029 Notes. Additionally, the Revolving Credit Facility provides a $25.0 million sublimit for letters of credit and a $25.0 million sublimit for swingline loans. As of September 2025, there was no balance outstanding under the Revolving Credit Facility.
The Revolving Credit Facility bears interest, at our election, at a Base Rate plus an Applicable Margin or Adjusted Term SOFR, as defined in the Revolving Credit Facility agreement. We are required to pay a commitment fee on any unused commitments which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. The unused commitment fees on the Revolving Credit Facility were $0.2 million and $0.1 million for the three months ended September 2025 and 2024, respectively.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except share and per share amounts)
(unaudited)

The Revolving Credit Facility contains various restrictive covenants, including two financial covenants which limit the consolidated total net leverage ratio and the consolidated net interest coverage ratio. As of September 2025, we remain in compliance with the restrictive covenants.
Maturities
As of September 2025, principal maturities of our Notes were as follows:

	2029 Notes	2031 Notes	Total
2026 - 2028	$—	$—	$—
2029	400.0	—	400.0
2030 and thereafter	—	450.0	450.0
	$400.0	$450.0	$850.0
10. Leases
As of September 2025 and June 2025, the components of leases are as follows:

	September	June
	2025	2025
Operating lease right-of-use assets	$42.4	$45.2
Operating lease liabilities	$11.3	$12.3
Operating lease liabilities, long-term	33.5	35.8
Total operating lease liabilities	$44.8	$48.1
Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	September
	2025	2024
Cash paid for operating leases included in operating cash flows	$3.7	$4.2
Lease liabilities arising from obtaining right-of-use assets	$3.1	$3.5
As of September 2025, the weighted average remaining lease term is 5.70 years, and the weighted average discount rate is 5.11%.
For the three months ended September 2025 and September 2024, we recorded operating lease expense of approximately $3.1 million and $3.2 million, respectively. Our short-term leases are immaterial, and we do not have finance leases.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except share and per share amounts)
(unaudited)

Future minimum lease payments for the operating lease liabilities are as follows:

Fiscal Year	Operating Lease Payments
Remainder of 2026	$10.3
2027	9.8
2028	7.9
2029	7.0
2030	4.7
Thereafter	12.0
Total future minimum operating lease payments	51.7
Less: interest	(6.9)
Total lease liabilities	$44.8
11. Indemnifications and Contingencies
Commitments
As of September 2025, we had commitments of $41.1 million for purchase obligations which include payments for the acquisition of inventories, other goods or services of either a fixed or minimum quantity and obligations for future payments related to software, technology and IP license agreements. Total future unconditional purchase commitments in future fiscal years were as follows:

Remainder of 2026	$27.2
2027	8.4
2028	5.5
Total	$41.1
The amounts in the table above exclude gross unrecognized tax benefits related to uncertain tax positions of $42.3 million. As of September 2025, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.
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

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
12. Common Stock Share-Based Compensation
Stock Repurchase Program
We have a Board-approved stock repurchase program authorizing repurchases of up to $150.0 million of our common stock. This program does not have an expiration date; however, we will periodically review the authorization to assess its continued appropriateness in light of our capital allocation priorities and market conditions. The number of shares repurchased and the timing of repurchases depend on the level of our cash balances, general business and market conditions and other factors, including alternative investment opportunities.
During the three months ended September 2025, we repurchased $7.2 million of our common stock and $142.8 million remains available for future stock repurchases under the stock repurchase program.
Share-Based Compensation
Share-based compensation recognized in our condensed consolidated statements of operations was as follows:

	Three Months Ended
	September
	2025	2024
Cost of revenue	$0.4	$(2.7)
Research and development	20.8	14.5
Selling, general, and administrative	15.5	15.4
Total	$36.7	$27.2
Share-Based Compensation Plan Activity
Restricted Stock Units
RSUs granted generally vest ratably over two to three years from the vesting commencement date. RSU activity was as follows:

	RSU Awards Outstanding	Weighted-Average Grant Date Fair Value per Share
Balance as of June 2025	2,981,431	$66.3
Granted	1,524,370	$66.8
Vested	(479,511)	$84.0
Forfeited	(75,665)	$76.7
Balance as of September 2025	3,950,625	$64.1
The unrecognized share-based compensation cost of our outstanding RSUs was approximately $223.8 million as of September 2025, which will be recognized over a weighted average period of approximately 2.06 years.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except share and per share amounts)
(unaudited)

Market Stock Units
An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement.
MSU activity was as follows:

	MSU Awards Outstanding	Weighted-Average Grant Date Fair Value per Share
Balance as of June 2025	104,975	$179.1
Granted	102,750	$103.1
Delivered	(3,545)	$187.0
Forfeited	(42,959)	$174.9
Balance as of September 2025	161,221	$131.6
We value MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three-year performance and service period on a ratable basis by tranche. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $14.8 million as of September 2025, which will be recognized over a weighted average period of approximately 2.14 years.
Performance Stock Units
A PSU is a promise to deliver shares of our common stock at a future date based on the achievement of performance-based requirements in accordance with the terms of the PSU grant agreement.
PSU activity was as follows:

	PSU Awards Outstanding	Weighted-Average Grant Date Fair Value per Share
Balance as of June 2025	191,386	$81.5
Granted	208,327	$73.9
Delivered	(91,181)	$76.4
Forfeited	(23,187)	$95.2
Balance as of September 2025	285,345	$76.4
We value PSUs using the aggregate intrinsic value on the date of grant adjusted for estimated performance achievement during the performance period and amortize the compensation expense over the three-year service period on a ratable basis. The amount of stock-based compensation expense recognized in any period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met, or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed. The unrecognized share-based compensation cost of our outstanding PSUs was approximately $13.6 million as of September 2025, which will be recognized over a weighted average period of approximately 1.39 years.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except share and per share amounts)
(unaudited)

Employee Stock Purchase Plan
On October 28, 2025, our stockholders approved our amended and restated 2019 Employee Stock Purchase Plan. Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the three months ended September 2025, were as follows (in millions, except for shares purchased and weighted average price):

Shares purchased	139,507
Weighted average purchase price	$53.4
Cash received	$7.4
Aggregate intrinsic value	$2.4
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
The benefit from income taxes of $2.1 million and $11.2 million for the three months ended September 2025 and September 2024, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended September 2025 diverged from the combined U.S. federal and state statutory tax rate primarily due to non-deductible share-based compensation and non-deductible officer compensation, partially offset by the benefit of research credits and foreign income taxed at lower rates. The effective tax rate for the three months ended September 2024 diverged from the combined U.S. federal and state statutory tax rate primarily due to a one-time deferred tax benefit of $7.7 million on inventory reserves transferred from foreign subsidiaries to the United States, foreign income taxed at lower rates, and research credits. This was partially offset by non-deductible officer compensation and non-deductible share-based compensation.
The total liability for gross unrecognized tax benefits related to uncertain tax positions decreased $2.3 million during the three months ended September 2025, to $42.3 million, and is included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of September 2025 were $4.4 million; this balance increased by $0.2 million compared to June 2025. We classify interest and penalties as components of income tax expense. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.
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

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except share and per share amounts)
(unaudited)

Disaggregation of revenue
Net revenue by product category was as follows:

	Three Months Ended
	September
	2025	2024
Enterprise and Automotive product applications	$147.7	$147.6
Core IoT product applications	103.6	59.6
Mobile product applications	41.2	50.5
	$292.5	$257.7
Net revenue by geographic region, based on the billing location of our customers, for the periods presented were as follows:

	Three Months Ended
	September
	2025	2024
China/Hong Kong	$142.1	$127.7
Taiwan	94.3	64.1
Japan	27.7	38.2
Other	15.1	10.6
South Korea	12.1	15.2
United States	1.2	1.9
	$292.5	$257.7
Net revenue by customer whose revenue represented 10% or more of our total net revenue for the periods presented was as follows:

	Three Months Ended
	September
	2025	2024
Customer A	18%	13%
Customer B	*	12%
Customer C	15%	*
____________________________
*Less than 10%
At September 2025 and June 2025, three customers comprised a total of 41% and 45% of our accounts receivable, respectively.
Contract Liabilities
Our contract liabilities are comprised of deferred revenue and primarily relate to our obligation to transfer goods, services or licenses of our IP to customers for which we have received consideration. Contract liabilities were $22.8 million and $16.2 million as of September 2025 and June 2025, respectively, and are presented as part of customer-related liabilities in accrued liabilities in the accompanying condensed consolidated balance sheets. See “Note 3. Supplemental Financial Statement Information.” During the three months ended September 2025 and September 2024, we recognized $1.5 million and $12.6 million, respectively, in revenue related to contract liabilities outstanding as of the beginning of each such fiscal year.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except share and per share amounts)
(unaudited)

15. Segment and Other Information
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
The following table presents the calculation of segment net income as follows:

	Three Months Ended
	September
	2025	2024
Revenue	$292.5	$257.7
Adjusted cost of revenue (1)	137.0	118.7

Adjusted operating expenses (2)	104.0	95.9
Stock-based compensation	36.7	27.2
Intangible asset amortization	35.2	24.6
Interest and other (income) expense, net	(1.2)	5.3
Income tax benefit	(2.1)	(11.2)
Other segment expenses (3)	3.5	20.3
Segment net loss	$(20.6)	$(23.1)

Consolidated net loss	$(20.6)	$(23.1)
(1) Adjusted cost of revenue is cost of revenue adjusted for intangible asset amortization and stock-based compensation as follows:

	Three Months Ended
	September
	2025	2024
Cost of revenue	$167.9	$136.8
Less:
Intangible asset amortization	30.5	20.8
Stock-based compensation	0.4	(2.7)
Adjusted cost of revenue	$137.0	$118.7

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except share and per share amounts)
(unaudited)

(2) Adjusted operating expenses is operating expenses comprised of research and development and general and administrative expenses adjusted for stock-based compensation, intangible asset amortization, restructuring and impairment related charges as follows:

	Three Months Ended
	September
	2025	2024
Operating expenses	$147.8	$149.3
Less:
Stock-based compensation	36.3	29.9
Intangible asset amortization	4.7	3.8
Restructuring costs	2.5	14.2
Other	0.3	5.5
Adjusted operating expenses	$104.0	$95.9
(3) Other segment expenses primarily include restructuring charges, legal and vendor related charges and settlements, acquisition and integration related costs and amortization of debt issuance costs.
16. Restructuring Activities
We continuously evaluate our operations to reduce costs and increase profitability, increase operational efficiencies and gain synergies from our previous acquisitions and align our business in response to market conditions.
A summary of restructuring costs as presented in our condensed consolidated statements of operations is as follows:

	Three Months Ended
	September
	2025	2024
Employee severance and related costs	$1.7	$14.2
Lease termination costs (1)	0.8	—
	$2.5	$14.2
The following table presents the beginning and ending restructuring liability balances for each restructuring action:

Fiscal 2026 Restructuring
Balance, June 2025	$—
Charges	1.7
Payments	(1.3)
Balance, September 2025	$0.4
(1) Lease termination costs of $0.8 million under the Fiscal 2025 Restructuring were recorded directly to the condensed consolidated statements of operations during the three months ended September 2025 are not included in the restructuring liability balance above.
Fiscal 2026 Restructuring Plan
A restructuring plan was initiated during the first quarter of fiscal 2026 (“Fiscal 2026 Restructuring Plan”) to streamline and optimize resources and to reduce operating costs. Restructuring charges under this plan are mainly comprised of severance and one-time termination benefits. We expect this restructuring action to be substantially completed by the end of the second quarter of fiscal 2026.
Fiscal 2025 Restructuring Plan
A restructuring plan was initiated during the first quarter of fiscal 2025 (“Fiscal 2025 Restructuring Plan”) primarily intended to focus on key growth initiatives, reduce costs and align our business in response to market conditions. Restructuring charges were mainly comprised of severance and one-time termination benefits and lease termination costs. All restructuring actions under the Fiscal 2025 Restructuring Plan are complete as of the end of September 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Results
This Quarterly Report on Form 10-Q for the quarter ended September 27, 2025 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” "commit," “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to the following: macroeconomic uncertainties in the U.S. and globally, including those caused by trade tensions and tariffs, resulting in supply chain disruptions, inflation, and market volatility, which may adversely affect our products and those of our customers and suppliers and result in reduced customer demand, component availability constraints, cost increases (both to us and our customers), supply chain disruption, and stock price volatility; risks related to our continued dependence on our solutions for the Core IoT and Enterprise and Automotive product applications market for a substantial portion of our revenue; risks related to the volatility of our net revenue from our solutions for Core IoT and Enterprise and Automotive product applications, including competition from new or established IoT and wireless service companies or from those with greater resources; our dependence on and/or loss of one or more large customers for a substantial portion of our revenue, and the loss of commitments from, contracts with, or a significant reduction in orders from, one or more of our major customers could have a material adverse effect on our revenue and operating results; our exposure to industry downturns and cyclicality in our target markets; the risk that our new product solutions for existing or new markets will not be successful; our ability to successfully execute on our strategy to develop integrated solutions including audio, touch and vision interfaces with embedded processing and wireless connectively for customer adoption; risks related to our expectations regarding technology and strategic investments and the anticipated timing or benefits thereof; historical and continued decreases in our average selling prices due to our product sales mix and decreased revenue from our mobile product applications; our ability to attract and retain key talent necessary to drive our strategic initiatives, including our Edge AI strategies, in a highly competitive industry; our ability to execute on our cost reduction initiatives and to achieve expected synergies and expense reductions; our ability to maintain and build relationships with our customers; our dependence on and/or interruption or loss of, a limited number of suppliers and subcontractors, including suppliers’ manufacturing capacity constraints, the ability of these third parties to maintain satisfactory manufacturing yields and deliverable schedule; the risk that our indemnification obligations for third-party claims could result in substantial costs; risks and uncertainty related to regional instabilities and hostilities, economic volatility, and regulatory changes, any of which could disrupt our supply chain, elevate our costs and undermine the competitiveness of our offerings, requiring operational adjustments, such as reductions in force, or otherwise adversely affecting our financial condition and operating results; changes in export restrictions and laws affecting the Company’s trade and investments; and the other risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 28, 2025, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based, except as required by law. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing.
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
Net revenue in the first quarter of fiscal 2026 was $292.5 million and was 13.5% higher than net revenue in the first quarter of fiscal 2025. This was primarily due to an increase in net revenue in our Core IoT product line, which increased 73.8% compared to the same period a year ago, primarily driven by an increase in units sold and an increase in average selling prices due to our product sales mix, inclusive of the contribution from the Broadcom transaction. Net revenue from our Enterprise and Automotive product line for the first quarter of fiscal 2026 compared to the same period a year ago remained flat and net revenue from our Mobile product category decreased by 18.4% primarily driven by a decrease in revenue from the licensing of certain of our IP.
Gross margin for the three months ended September 2025 and September 2024 was 42.6% and 46.9%, respectively. The decrease in gross margin was primarily due to a decrease in revenue from the licensing of certain of our IP and an increase in amortization of acquired intangible assets primarily from the developed technologies we acquired from Broadcom during fiscal 2025.
As of September 2025, our cash and cash equivalents of $459.9 million increased by $7.4 million compared to cash, cash equivalents and short-term investments of $452.5 million as of June 2025. During the three months ended September 2025, we generated $30.2 million of cash from operating activities, and we returned $7.2 million to stockholders through the repurchase of common stock under our stock repurchase program.
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

Results of Operations
Certain of the data used in our condensed consolidated statements of operations for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows:

	Three Months Ended
	September 2025		September 2024
	(in millions)	% of net revenue	(in millions)	% of net revenue
Enterprise and Automotive product applications	$147.7	50.5%	$147.6	57.3%
Core IoT product applications	103.6	35.4%	59.6	23.1%
Mobile product applications	41.2	14.1%	50.5	19.6%
Net revenue	292.5	100.0%	257.7	100.0%
Gross margin	124.6	42.6%	120.9	46.9%
Operating expenses:
Research and development	94.4	32.3%	81.3	31.5%
Selling, general and administrative	46.2	15.8%	50.0	19.4%
Acquired intangibles amortization	4.7	1.6%	3.8	1.5%
Restructuring costs	2.5	0.9%	14.2	5.5%
Total operating expenses	147.8	50.6%	149.3	57.9%
Operating loss	(23.2)	(8.0)%	(28.4)	(11.0%)
Interest income (expense) and other, net	0.5	0.2%	(5.9)	(2.3%)
Loss before benefit from income taxes	(22.7)	(7.8)%	(34.3)	(13.3%)
Benefit from income taxes	(2.1)	(0.7)%	(11.2)	(4.3)%
Net loss	$(20.6)	(7.1%)	$(23.1)	(9.0%)
Net Revenue
Net revenue was $292.5 million for the three months ended September 2025, compared with $257.7 million for the three months ended September 2024, an increase of $34.8 million, or 13.5%. Of this net revenue, $147.7 million, or 50.5%, was from Enterprise and Automotive product applications, $41.2 million, or 14.1%, was from Mobile product applications, and $103.6 million, or 35.4%, was from Core IoT product applications. Revenue increased in most of our product applications for the three months ended September 2025 compared with the three months ended September 2024. Net revenue from Core IoT product applications increased due to an increase in units sold (which increased 64.1%) and an increase in average selling prices (which increased 5.9%) due to our product sales mix compared to the same period a year ago, inclusive of the contribution from the Broadcom transaction. Net revenue from Enterprise and Automotive product applications slightly increased as a result of an increase in units sold (which increased 9.0%), partially offset by a decrease in average selling prices (which decreased 8.2%) due to our product sales mix compared to the same period a year ago. Net revenue from Mobile product applications decreased due to a decrease in average selling prices (which decreased 15.2%) and a decrease of $10.5 million in revenue from license of certain of our IP, partially offset by an increase in units sold (which increased 21.4%).
Gross Margin
Gross margin as a percentage of net revenue was 42.6%, with gross margin of $124.6 million, for the three months ended September 2025, compared with 46.9%, with gross margin of $120.9 million, for the three months ended September 2024. The net 430 basis point decrease in gross margin as a percentage of net revenue for the three months ended September 2025 was primarily due to the increase in amortization of acquisition-related intangibles on the intangible assets we acquired from Broadcom during fiscal 2025 and a decrease in revenue from license of certain of our IP.
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
Operating Expenses
Research and Development Expenses. Research and development expenses increased $13.1 million to $94.4 million for the three months ended September 2025, compared with $81.3 million for the three months ended September 2024. The increase in research and development expenses was driven by a $6.3 million increase in stock-based compensation charges primarily related to awards issued to the workforce we acquired from Broadcom during fiscal 2025, a $2.8 million increase in project specific costs, and $1.8 million increase in wages and related costs related to an increase in headcount primarily driven by the employees we acquired from Broadcom during fiscal 2025.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $3.8 million to $46.2 million for the three months ended September 2025, compared with $50.0 million for the three months ended September 2024. The decrease in selling, general, and administrative expenses was primarily driven by a decrease of $4.5 million in professional service fees related to certain corporate projects that we incurred during the first quarter of fiscal 2025 with no corresponding corporate projects during the three months ended September 2025.
Acquired Intangibles Amortization. Amortization of acquisition-related intangibles increased $0.9 million, or 23.7% for the three months ended September 2025 compared to the same period a year ago, which is primarily related to the amortization on customer relationship and favorable supply contract intangible assets we acquired from Broadcom during fiscal 2025.
Restructuring Costs. Restructuring costs primarily reflect employee severance costs related to the restructuring of operations and to improve efficiencies in our operational activities. These headcount-related costs included personnel in research and development, and selling, general and administrative functions. See "Item 1. Condensed Consolidated Financial Statements (Unaudited) - Notes to Condensed Consolidated Financial Statements - Note 16. Restructuring Activities for additional information.
Interest income (expense) and other, net. Interest income/(expense) and other, net, include interest income and expense, amortization of debt issuance costs and other miscellaneous income or charges.
Interest and other income. Interest and other income includes interest income earned on our invested cash balances and other miscellaneous income. Interest and other income of $6.3 million decreased by $4.0 million for the three months ended September 2025, compared to the same period a year ago. The decrease was primarily driven by a decrease in interest income of $6.3 million due to the overall reduction in invested cash balances following the early repayment of the Term Loan Facility in November 2024 and the cash paid for the Broadcom acquisition in January 2025, partially offset by a $2.3 million increase in miscellaneous other income relating to a refund of amounts we paid previously to a third party.
Interest expense. Interest expense primarily includes interest expense on our debt, unused commitment fees on our revolving credit facility and amortization of debt issuance costs. Interest expense of $5.8 million for the three months ended September 2025, decreased by $10.4 million compared to the same period a year ago, which was primarily driven by the early repayment of the Term Loan Facility in November 2024. During the three months ended September 2024, the interest expense and amortization of debt issuance costs on the Term Loan facility was $11.7 million. The Term Loan Facility was repaid with the net proceeds received from the issuance of the 2031 Notes, which bear a significantly lower interest at a rate of 0.75%. See "Note 9. Debt" for additional information.
(Benefit) Provision for Income Taxes. We account for income taxes under the asset and liability method. The (benefit) provision for income taxes recorded in interim periods is based on our estimate of the annual effective tax rate applied to year-to-date (loss) income before (benefit) provision for income taxes, adjusted for discrete items required to be recognized in the period in which they are incurred. In each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual tax rate changes, we make a cumulative adjustment in that quarter. Our quarterly tax (benefit) provision for income taxes and our quarterly estimate of the annual effective tax rate can be subject to volatility due to several factors, including our ability to accurately forecast annual (loss) income before (benefit) provision for income taxes in each of the tax jurisdictions in which we operate.

The Organization for Economic Co-operation and Development, or OECD, introduced Pillar Two Model Rules for a global minimum tax of 15% applicable to large multinational corporations. Many countries in which we have business operations, including the United Kingdom, Hong Kong, Switzerland, and Japan, have implemented certain aspects of Pillar Two. The OECD and the implementing countries are expected to keep issuing more guidance and refining their laws. Based on the latest legislation and our current estimate, Pillar Two had no impact on our effective tax rate or cash flows for the first three months of fiscal 2026. We will continue to evaluate the potential impact of these tax law changes in future reporting periods as further guidance becomes available.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The legislation includes a permanent extension and modification of certain provisions under the 2017 Tax Cuts and Jobs Act (“TCJA”). Key provisions effective beginning in the first quarter of fiscal 2026 include immediate expensing of domestic research and experimentation (R&E) expenditures, 100% bonus depreciation for qualified property, and a modification to the business interest expense limitation, among others. These provisions were evaluated and reflected in our income tax provision for the three months ended September 2025 and did not have a material impact on our effective tax rate or cash flows. We will continue to monitor forthcoming Treasury and IRS guidance and assess potential implications for future reporting periods.
See "Item 1. Condensed Consolidated Financial Statements (Unaudited) - Notes to Condensed Consolidated Financial Statements - Note 13. Income Taxes for additional information.
Liquidity and Capital Resources
Our cash and cash equivalents were $459.9 million and $391.5 million as of September 2025 and June 2025, respectively.
We consider almost all of the earnings of our foreign subsidiaries as not indefinitely invested overseas and have made appropriate provisions for income or withholding taxes that may result from a future repatriation of those earnings. As of September 2025, $363.4 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be able to repatriate substantially all of these funds without a material impact on our provision for income taxes.
Cash Flows from Operating Activities. Cash provided by operating activities during the three months ended September 2025 was $30.2 million compared with cash used by operating activities of $11.4 million during same period a year ago. For the three months ended September 2025, the primary operating activities were adjustments for non-cash charges of $77.6 million and net cash outflows of $26.8 million from changes in our operating assets and liabilities. The primary drivers of the change in operating assets and liabilities relate to a decrease of $31.6 million in accrued liabilities primarily related to the payment of our annual bonus, a decrease of $7.0 million in accounts payable due to the timing of payments made to our vendors, partially offset by a decrease in accounts receivable of $10.8 million primarily related to the timing of collections and billings.
During the three months ended September 2025 and September 2024, our days sales outstanding was 37 days and 47 days, respectively. Our annual inventory turns stayed consistent at four during the three months ended September 2025 and September 2024.
Cash Flows from Investing Activities. Cash provided by investing activities during the three months ended September 2025 was $48.8 million compared to cash used by investing activities of $9.1 million during the same period a year ago. The increase primarily relates to $61.0 million in proceeds from maturities of short-term investments, which we invested in investment classified as cash equivalents.
Cash Flows from Financing Activities. Cash used by financing activities for the three months ended September 2025 and September 2024 was $10.4 million and $3.5 million, respectively. The increase was primarily driven by $7.2 million in repurchases of our common stock with no share repurchase activity during the same period a year ago.
Liquidity
We have $350.0 million available under our revolving credit facility with a maturity date to be the earlier of November 2029 or three months prior to any maturity of our 2029 Notes. As of September 2025, there was no balance outstanding under this facility.
As of September 2025, our principal long-term debt obligations were $850.0 million.

As of September 2025, we had unconditional purchase commitments of $41.1 million, of which $27.2 million are for the remainder of fiscal 2026. We work continually with our suppliers and partners on the timing of payments and deliveries of purchase commitments, taking into account business conditions.
Working Capital Needs. We believe our existing cash and cash equivalents, anticipated cash flows from operating activities and available credit under our revolving credit facility, will be sufficient to meet our working capital and other cash requirements, and our debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs associated with restructuring activities net of projected savings from those activities, costs related to protecting our intellectual property, the expansion of sales and marketing activities, timing of introduction of new products and enhancements to existing products, costs to ensure access to adequate manufacturing, costs of maintaining sufficient space for our workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our future long-term working capital needs, take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.
The undistributed earnings of our foreign subsidiaries are not currently required to meet our United States working capital and other cash requirements, but should we repatriate a portion of these earnings, we may be required to pay certain previously accrued state and foreign taxes, which would impact our cash flows.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended September 2025, compared with our critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 27, 2025, our market risk related to interest rates on our cash and cash equivalents, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 28, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer, as of September 27, 2025, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We assessed, with the participation of our Principal Executive Officer and Principal Financial Officer, any change in our internal control over financial reporting as of the end of the fiscal quarter covered by this Report.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
We refer you to the Company’s risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended June 28, 2025 for material risks that may affect our business. There have been no material changes from the risk factors previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In August 2025, our Board of Directors authorized a stock repurchase program to repurchase up to $150.0 million of our common stock. This program does not have an expiration date; however, the Board will periodically review the authorization to assess its continued appropriateness in light of our capital allocation priorities and market conditions. Repurchases may be made in the open market or through privately negotiated transactions and are intended to comply with Rule 10b‑18 under the Exchange Act.
The number of shares repurchased and the timing of repurchases depend on the level of our cash balances, general business and market conditions and other factors, including alternative investment opportunities.
During the three months ended September 2025, repurchases under our common stock repurchase program, excluding excise taxes, were as follows (in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
June 29, 2025 - July 27, 2025	—	—	—	$—
July 27, 2025 - August 23, 2025	—	—	—	$—
August 24, 2025 - September 27, 2025	102,619	$70.58	102,619	$142.8
Total	102,619
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the fiscal quarter ended September 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K), except for the new adoptions as described below:

Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold (1)	Expiration Date
Rahul Patel	President and Chief Executive Officer	Adopted	September 4, 2025	X		Up to 48,569	December 31, 2026
Lisa Bodensteiner	Senior Vice President, Chief Legal Officer and secretary	Adopted	September 9, 2025	X		Up to 25,364	September 30, 2026
Satish Ganesan	Senior Vice President and General Manager of Intelligent Sensing Division and Chief Strategy Officer	Adopted	September 11, 2025	X		Up to 29,212	September 30, 2026
Vikram Gupta	Senior Vice President and General Manager of IoT Processors and Chief Product Officer	Adopted	September 12, 2025	X		Up to 22,955	September 30, 2026
* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
(1) The aggregate number of shares that will be available for sale under each plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such equity awards, as well as performance stock units that will only vest upon achievement of applicable performance targets and may not vest at all. Additionally, certain provisions within the plan specify systematic periodic sales at pre-established price levels and at a certain percentage of the net shares that can be sold at the vesting date of the underlying equity award spanning over fiscal 26 and fiscal 27. For our Chief Executive Officer, generally 25% of net shares can be sold on the vesting date of the equity award spanning over fiscal 2026 and fiscal 2027. As such, for purposes of this disclosure, the shares included in this table reflect the aggregate maximum number of underlying shares the holders of the equity awards can sell without excluding (i) the amount of shares that will be sold to satisfy the tax withholding obligations and (ii) any limitations on the amount of net shares that can be sold on the vesting date of the equity award.

ITEM 6. EXHIBITS

3.1	Synaptics Incorporated Amended and Restated Certificate of Incorporation (incorporated by reference to the registrant's Current Report on Form 8-K as filed with the SEC on October 26, 2023)

3.2	Fourth Amended and Restated Bylaws (incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on July 31, 2025)

10.1*
Synaptics Incorporated Amended and Restated 2019 Equity and Incentive Compensation Plan (incorporated by reference to the registrant's Current Report on Form 8-K as filed with the SEC on October 30, 2025)

10.2*	Synaptics Incorporated Amended and Restated 2019 Employee Stock Purchase Plan (incorporated by reference to the registrant's Current Report on Form 8-K as filed with the SEC on October 30, 2025)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1#	Section 1350 Certification of Chief Executive Officer

32.2#	Section 1350 Certification of Chief Financial Officer

101.INS Inline	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH Inline	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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

SYNAPTICS INCORPORATED

Date: November 6, 2025	By:	/s/ Rahul Patel
	Name:	Rahul Patel
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Ken Rizvi
	Name:	Ken Rizvi
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

