Form 10-Q
period 2025-12-27
SYNAPTICS Inc
filed 2026-02-05
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
As of January 29, 2026, the Company had 38,729,741 shares of Common Stock outstanding.

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 27, 2025

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value and share amounts)
(unaudited)

	December 2025	June 2025
ASSETS
Current Assets:
Cash and cash equivalents	$437.4	$391.5
Short-term investments	—	61.0
Accounts receivable, net	132.7	130.3
Inventories	158.0	139.5
Prepaid expenses and other current assets	42.9	29.6
Total current assets	771.0	751.9
Property and equipment, net	83.1	72.1
Goodwill	872.3	872.3
Acquired intangible assets	235.5	262.2
Deferred tax assets	418.0	408.8
Non-current other assets	183.4	217.1
Total assets	$2,563.3	$2,584.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$95.7	$98.5
Accrued liabilities	167.7	172.4
Total current liabilities	263.4	270.9
Long-term debt	836.0	834.8
Other long-term liabilities	80.1	83.8
Total liabilities	1,179.5	1,189.5
Stockholders' Equity:
Preferred stock:
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 120,000,000 shares authorized, 71,333,767 and 70,611,845 shares issued, 38,711,065 and 38,642,761 shares outstanding, at December 2025 and June 2025, respectively	0.1	0.1
Additional paid-in capital	1,279.7	1,211.8
Treasury stock: 32,622,702 and 31,969,084 common shares at December 2025 and June 2025, respectively, at cost	(1,050.5)	(1,006.9)
Retained earnings	1,154.5	1,189.9
Total stockholders' equity	1,383.8	1,394.9
Total liabilities and stockholders' equity	$2,563.3	$2,584.4
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December		December
	2025	2024	2025	2024
Net revenue	$302.5	$267.2	$595.0	$524.9
Cost of revenue	170.8	145.0	338.7	281.8
Gross margin	131.7	122.2	256.3	243.1
Operating expenses:
Research and development	95.1	83.3	189.5	164.6
Selling, general, and administrative	47.8	49.5	94.0	99.5
Acquired intangibles amortization	3.8	3.8	8.5	7.6
Restructuring costs	0.1	0.8	2.6	15.0
Total operating expenses	146.8	137.4	294.6	286.7
Operating loss	(15.1)	(15.2)	(38.3)	(43.6)
Interest expense and other, net	(2.4)	(4.3)	(1.9)	(10.2)
Loss on early extinguishment of debt	—	(6.5)	—	(6.5)
Loss before benefit from income taxes	(17.5)	(26.0)	(40.2)	(60.3)
Benefit from income taxes	(2.7)	(27.8)	(4.8)	(39.0)
Net income (loss)	$(14.8)	$1.8	$(35.4)	$(21.3)
Net income (loss) per share:
Basic	$(0.38)	$0.05	$(0.91)	$(0.54)
Diluted	$(0.38)	$0.05	$(0.91)	$(0.54)
Shares used in computing net income (loss) per share:
Basic	38.9	39.7	38.9	39.7
Diluted	38.9	39.8	38.9	39.7
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance at June 2025	70,611,845	$0.1	$1,211.8	$(1,006.9)	$1,189.9	$1,394.9
Net loss	—	—	—	—	(20.6)	(20.6)
Issuance of common stock for share-based award compensation plans	555,322	—	7.4	—	—	7.4
Payroll taxes related to net share settlement of share-based awards	—	—	(10.6)	—	—	(10.6)
Common stock repurchased, inclusive of excise taxes	—	—	—	(7.2)	—	(7.2)
Share-based compensation	—	—	36.7	—	—	36.7
Balance at September 2025	71,167,167	0.1	1,245.3	(1,014.1)	1,169.3	1,400.6
Net loss	—	—	—	—	(14.8)	(14.8)
Issuance of common stock for share-based award compensation plans	166,600	—	—	—	—	—
Payroll taxes related to net share settlement of share-based awards	—	—	(4.3)	—	—	(4.3)
Common stock repurchased, inclusive of excise taxes	—	—	—	(36.4)	—	(36.4)
Share-based compensation	—	—	38.7	—	—	38.7
Balance at December 2025	71,333,767	$0.1	$1,279.7	$(1,050.5)	$1,154.5	$1,383.8
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
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	December
	2025	2024
Cash flows from operating activities
Net loss	$(35.4)	$(21.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	75.4	61.8
Depreciation	15.1	14.6
Acquired intangible assets amortization	69.2	49.2
Deferred taxes	(9.5)	(41.2)
Other	5.5	12.9
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(2.4)	(3.9)
Inventories, net	(18.4)	(4.0)
Prepaid expenses and other current and non-current assets	1.4	5.8
Accounts payable	(5.2)	(4.9)
Accrued liabilities	(35.7)	(57.6)
Net cash provided by operating activities	60.0	11.4
Cash flows from investing activities
Acquisition of business, net of cash and cash equivalents acquired	—	(0.8)
Proceeds from maturity of investments	61.0	—
Purchases of property and equipment	(23.8)	(13.8)
Net cash provided by (used in) investing activities	37.2	(14.6)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	—	439.5
Payment of debt issuance costs on convertible senior notes and revolving credit facility	—	(4.4)
Payments for capped call transactions related to the convertible senior notes	—	(49.9)
Repurchases of common stock, excluding excise taxes	(43.6)	(74.5)
Proceeds from issuance of shares	7.4	7.7
Payroll taxes related to net share settlement of share-based awards	(14.9)	(14.3)
Repayment of debt	—	(583.5)
Other	—	1.2
Net cash used in financing activities	(51.1)	(278.2)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.6
Net increase (decrease) in cash and cash equivalents	45.9	(280.8)
Cash and cash equivalents, beginning of period	391.5	876.9
Cash and cash equivalents, end of period	$437.4	$596.1
Supplemental disclosure of non-cash transactions
Receipt of intangible assets from advance payments	$42.5	$—
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
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
2. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, the "SEC", and United States generally accepted accounting principles, "U.S. GAAP." Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature and necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2025.
The condensed consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation. Certain reclassifications have been made to the amounts for prior years in order to conform to the current year’s presentation.
Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2026 and 2025 are 52-week periods ending June 27, 2026 and June 28, 2025, respectively. The fiscal periods presented in this report are 13-week periods and 26-week periods for the three and six months periods ended December 27, 2025 and December 28, 2024, respectively. For simplicity, the accompanying condensed consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including, but not limited to, those estimates related to revenue recognition, allowance for credit losses, cost of revenue, inventories, loss on purchase commitments, product warranty, accrued liabilities, share-based compensation costs, provision for income taxes, deferred tax assets and the associated valuation allowance, uncertain tax positions, goodwill, intangible assets, investments and loss contingencies. We base our estimates on historical experience, current period developments, applicable laws and regulations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

Significant Accounting Policies
There have been no material changes to our significant accounting policies in Note 2 - Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2025.
Accounting Pronouncements Recently Issued
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes: Improvements to Income Tax Disclosures.” This guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and disclosures of income taxes paid by jurisdiction. We are currently assessing the impact of this guidance on our disclosures and will adopt this standard for our fiscal year ended June 27, 2026.
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
3. Supplemental Financial Statement Information
Accounts receivable, net

	December	June
	2025	2025
Accounts receivable	$136.9	$134.5
Less: Allowance for credit losses	(4.2)	(4.2)
	$132.7	$130.3
Inventories

	December	June
	2025	2025
Raw materials and work-in-progress	$78.4	$69.4
Finished goods	79.6	70.1
	$158.0	$139.5
Non-current other assets

	December	June
	2025	2025
Prepayment of intangible assets	$96.8	$139.3
Other	43.7	32.6
Right-of-use assets	42.9	45.2
	$183.4	$217.1

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

Accrued liabilities

	December	June
	2025	2025
Customer rebate liabilities	$42.1	$46.4
Other customer-related obligations (1)	12.3	20.8
Accrued compensation and benefits	38.6	58.9
Other (2)	74.7	46.3
	$167.7	$172.4
(1) Amounts include deferred revenue, price discounts and stock rotation rights.
(2) As of December 2025, other accrued liabilities include a $25.0 million license fee payable to a third party. No such amount was payable at June 2025.
4. Net Income (Loss) Per Share
The computation of basic and diluted net income (loss) per share was as follows:

	Three Months Ended		Six Months Ended
	December		December
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(14.8)	$1.8	$(35.4)	$(21.3)
Denominator:
Weighted-average shares - basic	38.9	39.7	38.9	39.7
Effect of dilutive share-based awards	—	0.1	—	—
Weighted-average shares - diluted	38.9	39.8	38.9	39.7
Net income (loss) per share:
Basic	$(0.38)	$0.05	$(0.91)	$(0.54)
Diluted	$(0.38)	$0.05	$(0.91)	$(0.54)
The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	December		December
	2025	2024	2025	2024
Share-based awards	4.3	1.1	4.3	2.7
Convertible senior notes	4.5	—	4.5	—
Total	8.8	1.1	8.8	2.7
5. Prepayment of Intangible Assets
During the third quarter of fiscal 2025, we entered into definitive asset purchase agreements with Broadcom to acquire certain assets and obtain non-exclusive licenses relating to Broadcom’s Wi-Fi Business in the IoT market for an aggregate consideration of $200.3 million. As of December 2025, we have not received six roadmap technology intangible assets, which are expected to be delivered at various dates through September 2027. Accordingly, the balance of $96.8 million, which represents the value of those technology intangible assets not yet received, is presented within non-current assets in our condensed consolidated balance sheets.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

6. Cash and Cash Equivalents and Short-Term Investments
The following table summarizes our cash and cash equivalents by category at December 2025 and June 2025:

	December 2025			June 2025
	Amortized Cost	Gross Unrealized (Gain) Loss	Fair Value	Amortized Cost	Gross Unrealized (Gain) Loss	Fair Value
Cash	$403.7	$—	$403.7	$360.7	$—	$360.7
Cash equivalents:
Money market funds	15.6	—	15.6	16.7	—	16.7
Certificates of deposit	18.1	—	18.1	14.1	—	14.1
Total cash and cash equivalents	$437.4	$—	$437.4	$391.5	$—	$391.5
Short-term investments:
Certificates of deposit	$—	$—	$—	$61.0	$—	$61.0
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

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

At December 2025 and June 2025, financial assets measured at fair value on a recurring basis are summarized below:

	December 2025			June 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$15.6	$—	$15.6	$16.7	$—	$16.7
Certificates of deposit	—	18.1	18.1	—	14.1	14.1
Total cash and cash equivalents	15.6	18.1	33.7	16.7	14.1	30.8
Short-term investments:
Certificates of deposit	—	—	—	—	61.0	61.0
Total assets measured at fair value	$15.6	$18.1	$33.7	$16.7	$75.1	$91.8
We did not have any financial assets requiring Level 3 measurement in the periods presented.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We report our financial instruments at fair value with the exception of the 2029 Notes and the 2031 Notes, or collectively with the 2029 Notes, the "Notes," each as defined in Note 9. Debt. The estimated fair value of the Notes was determined based on the trading prices of the Notes as of the last day of trading for the periods presented. We use Level 2 measurement criteria to determine the fair value of our Notes as they are not actively traded in markets.
The carrying amounts and estimated fair values of the Notes were as follows for the periods presented:

	December 2025		June 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2029 Notes	$397.3	$385.4	$397.0	$373.2
2031 Notes	438.7	463.1	437.8	415.7
	$836.0	$848.5	$834.8	$788.9

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

8. Goodwill and Acquired Intangibles, Net
Goodwill
The following table represents the change in our goodwill balance for the periods presented:

	December	June
	2025	2025
Beginning balance	$872.3	$816.4
Acquisition activity	—	55.9
Ending balance	$872.3	$872.3
Acquired Intangibles, Net
The following table summarizes the net carrying amounts, excluding fully amortized intangible assets:

		December 2025			June 2025
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Audio and video technology	5.6	$231.9	$(208.8)	$23.1	$231.9	$(198.4)	$33.5
Customer relationships	4.7	187.1	(159.2)	27.9	187.1	(150.7)	36.4
Wireless connectivity technology	4.6	314.4	(169.7)	144.7	271.9	(139.6)	132.3
Video interface technology	3.4	133.0	(104.3)	28.7	133.0	(97.9)	35.1
Other	2.4	41.9	(37.6)	4.3	52.1	(34.0)	18.1
In-process research and development	Not applicable	6.8	—	6.8	6.8	—	6.8
Total intangible assets		$915.1	$(679.6)	$235.5	$882.8	$(620.6)	$262.2
The following table presents details of amortization for the periods presented:

	Three Months Ended		Six Months Ended
	December		December
	2025	2024	2025	2024
Cost of revenue	$30.2	$20.8	$60.7	$41.6
Acquired intangibles amortization	3.8	3.8	8.5	7.6
Total amortization of intangibles	$34.0	$24.6	$69.2	$49.2

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of December 2025:

Fiscal Year
Remainder of 2026	$49.7
2027	69.3
2028	49.6
2029	26.5
2030	16.9
Thereafter	23.5
Future amortization	$235.5
9. Debt and Revolving Credit Facility
Our total debt outstanding consisted of the following:

	December 2025				June 2025
				Net Carrying Amount		Net Carrying Amount
	Stated Rate	Effective Rate	Principal	Long-term	Principal	Long-term
2031 Notes	0.75%	1.19%	$450.0	$450.0	$450.0	$450.0
2029 Notes	4.00%	4.17%	400.0	400.0	400.0	400.0
Total borrowings			850.0	850.0	850.0	850.0
Less: unamortized debt issuance costs			—	(14.0)	—	(15.2)
Total debt			$850.0	$836.0	$850.0	$834.8
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

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

At any time from, and including, September 2, 2031, the 2031 Notes are convertible at the option of the holders thereof only under the following circumstances: (1) during any calendar quarter commencing after the first calendar quarter ending on March 31, 2025, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days after any ten consecutive trading day period (such ten consecutive trading day period, the “measurement period”) in which the Trading Price per $1,000 principal amount of the 2031 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) if we call such 2031 Notes for redemption; or (4) upon the occurrence of specified corporate events or distributions on our common stock (as defined in the 2031 Indenture). As of December 2025, none of the conditions allowing holders of the 2031 Notes to convert had been met. On or after September 2, 2031 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2031 Notes, holders of the 2031 Notes may convert all or a portion of their 2031 Notes, regardless of the foregoing conditions. Upon conversion, the 2031 Notes will be settled in cash, shares of our common stock based on the conversion rate (as defined in the 2031 Indenture) or any combination thereof, at our election.
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

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

Contractual interest expense and amortization of debt issuance costs on the 2031 Notes was as follows:

	Three Months Ended		Six Months Ended
	December		December
	2025	2024	2025	2024
Interest expense	$0.8	$0.4	$1.7	$0.4
Amortization of debt issuance costs	0.5	0.2	0.9	0.2
Total interest expense	$1.3	$0.6	$2.6	$0.6
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
Contractual interest expense and amortization of debt issuance costs on the 2029 Notes was as follows:

	Three Months Ended		Six Months Ended
	December		December
	2025	2024	2025	2024
Interest expense	$4.0	$4.0	$8.0	$8.0
Amortization of debt issuance costs	0.2	0.2	0.4	0.3
Total interest expense	$4.2	$4.2	$8.4	$8.3
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
For the three and six months ended December 2024, contractual interest expense and amortization of debt issuance costs on the Term Loan Facility was $7.5 million and $19.4 million, respectively.
Revolving Credit Facility
We have $350.0 million available under a revolving credit agreement, as amended (“Revolving Credit Facility”), with a maturity date to be the earlier of (i) November 21, 2029 and (ii) ninety-one (91) days prior to any maturity of the 2029 Notes. Additionally, the Revolving Credit Facility provides a $25.0 million sublimit for letters of credit

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

and a $25.0 million sublimit for swingline loans. As of December 2025, there was no balance outstanding under the Revolving Credit Facility.
The Revolving Credit Facility bears interest, at our election, at a Base Rate plus an Applicable Margin or Adjusted Term SOFR, as defined in the Revolving Credit Facility agreement. We are required to pay a commitment fee on any unused commitments which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. The unused commitment fees on the Revolving Credit Facility and amortization of issuance costs thereon were $0.5 million and $0.3 million for the three months ended December 2025 and 2024, respectively, and were $0.8 million and $0.7 million for the six months ended December 2025 and 2024, respectively.
The Revolving Credit Facility contains various restrictive covenants, including two financial covenants which limit the consolidated total net leverage ratio and the consolidated net interest coverage ratio. As of December 2025, we remain in compliance with the restrictive covenants.
Maturities
As of December 2025, principal maturities of our Notes were as follows:

	2029 Notes	2031 Notes	Total
2026 - 2028	$—	$—	$—
2029	400.0	—	400.0
2030 and thereafter	—	450.0	450.0
	$400.0	$450.0	$850.0
10. Leases
As of December 2025 and June 2025, the components of leases are as follows:

	December	June
	2025	2025
Operating lease right-of-use assets	$42.9	$45.2
Operating lease liabilities	$11.4	$12.3
Operating lease liabilities, long-term	34.4	35.8
Total operating lease liabilities	$45.8	$48.1
Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	December
	2025	2024
Cash paid for operating leases included in operating cash flows	$6.7	$6.8
Lease liabilities arising from obtaining right-of-use assets	$6.6	$4.7
As of December 2025, the weighted average remaining lease term was 5.50 years, and the weighted average discount rate was 5.19%.
For the three months ended December 2025 and December 2024, we recorded operating lease expense of $3.3 million and $3.2 million, respectively. For the six months ended December 2025 and December 2024, we recorded operating lease expense of $6.4 million in each period. Our short-term leases are immaterial, and we do not have finance leases.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

Future minimum lease payments for the operating lease liabilities were as follows:

Fiscal Year	Operating Lease Payments
Remainder of 2026	$7.6
2027	10.8
2028	8.9
2029	7.9
2030	5.4
Thereafter	12.0
Total future minimum operating lease payments	52.6
Less: interest	(6.8)
Total lease liabilities	$45.8
11. Indemnifications and Contingencies
Commitments
As of December 2025, we had commitments of $29.0 million for purchase obligations which include payments for the acquisition of inventories, other goods or services of either a fixed or minimum quantity and obligations for future payments related to software, technology and IP license agreements. Total future unconditional purchase commitments in future fiscal years were as follows:

Remainder of 2026	$15.1
2027	8.4
2028	5.5
Total	$29.0
The amounts in the table above exclude gross unrecognized tax benefits related to uncertain tax positions of $42.9 million. As of December 2025, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefits.
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
(all tabular amounts in millions, except per share amounts)
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
During the three and six months ended December 2025, we repurchased $36.4 million and $43.6 million of our common stock, respectively, and $106.4 million remains available for future stock repurchases under the stock repurchase program.
Share-Based Compensation
Share-based compensation recognized in our condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	December		December
	2025	2024	2025	2024
Cost of revenue	$0.2	$0.3	$0.6	$(2.4)
Research and development	21.6	15.6	42.4	30.1
Selling, general, and administrative	16.9	18.7	32.4	34.1
Total	$38.7	$34.6	$75.4	$61.8
Share-Based Compensation Plan Activity
Restricted Stock Units
RSUs granted generally vest ratably over two to three years from the vesting commencement date. RSU activity was as follows:

	RSU Awards Outstanding	Weighted-Average Grant Date Fair Value per Share
Balance as of June 2025	3.0	$66.3
Granted	1.6	$66.9
Vested	(0.7)	$83.7
Forfeited	(0.1)	$76.0
Balance as of December 2025	3.8	$63.1
The unrecognized share-based compensation cost of our outstanding RSUs was approximately $197.4 million as of December 2025, which will be recognized over a weighted average period of approximately 1.86 years.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

Market Stock Units
An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement.
MSU activity was as follows:

	MSU Awards Outstanding	Weighted-Average Grant Date Fair Value per Share
Balance as of June 2025	0.1	$179.1
Granted	0.1	$100.0
Delivered	—	$187.0
Forfeited	—	$174.9
Balance as of December 2025	0.2	$127.8
We value MSUs using a Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three-year performance and service period on a ratable basis by tranche. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $16.1 million as of December 2025, which will be recognized over a weighted average period of approximately 1.90 years.
Performance Stock Units
A PSU is a promise to deliver shares of our common stock at a future date based on the achievement of performance-based requirements in accordance with the terms of the PSU grant agreement.
PSU activity was as follows:

	PSU Awards Outstanding	Weighted-Average Grant Date Fair Value per Share
Balance as of June 2025	0.2	$81.5
Granted	0.2	$73.8
Delivered	(0.1)	$76.5
Forfeited	—	$92.7
Balance as of December 2025	0.3	$75.6
We value PSUs using the intrinsic value on the date of grant adjusted for estimated performance achievement during the performance period and amortize the compensation expense over the three-year service period on a ratable basis. The amount of stock-based compensation expense recognized in any period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met, or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed. The unrecognized share-based compensation cost of our outstanding PSUs was approximately $14.9 million as of December 2025, which will be recognized over a weighted average period of approximately 1.24 years.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

Employee Stock Purchase Plan
Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the six months ended December 2025, were as follows:

Shares purchased	$0.1
Weighted average purchase price per share	$53.4
Cash received	$7.4
Aggregate intrinsic value	$2.4
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

The benefit from income taxes of $2.7 million and $4.8 million for the three and six months ended December 2025, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three and six months ended December 2025 diverged from the combined U.S. federal and state statutory tax rate primarily due to non-deductible share-based compensation and non-deductible officer compensation, partially offset by the benefit of research credits, the benefit from U.S. inclusion of foreign income and foreign income taxed at lower rates.
The effective tax rate for the three and six months ended December 2024 diverged from the combined U.S. federal and state statutory tax rate primarily due to two one-time events: 1) deferred tax benefit driven by a “check-the-box election” for our Israel subsidiary to be treated as a U.S. disregarded entity for federal income tax purpose, and 2) a tax benefit associated with our fiscal 2018 federal one-time deemed repatriation liability under the U.S. Tax Cuts and Jobs Act, or TCJA, resulting from a recent U.S. Tax Court decision in Varian Medical Systems, Inc. v. Commissioner. The U.S. Tax Court held that a fiscal year taxpayer was entitled to claim a dividend received deduction, or DRD, on certain dividends deemed received during its gap period. The divergence also reflects foreign income taxed at lower rates. These benefits were partially offset by non-deductible share-based compensation and non-deductible officer compensation.
The total liability for gross unrecognized tax benefits related to uncertain tax positions decreased $1.8 million during the six months ended December 2025, to $42.9 million, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of December 2025 and June 2025 were $4.3 million and $4.2 million, respectively. We classify interest and penalties as components of income tax expense. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.
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
(all tabular amounts in millions, except per share amounts)
(unaudited)

•Enterprise and Automotive: Includes products for PC Touch Pad, PC Fingerprint, Video Interface Solutions and Automotive Solutions.
•Mobile: Includes products for Touch and Display Solutions for Mobile phone applications.
Disaggregation of revenue
Net revenue by product category was as follows:

	Three Months Ended		Six Months Ended
	December		December
	2025	2024	2025	2024
Enterprise and Automotive product applications	$161.1	$159.1	$308.8	$306.7
Core IoT product applications	93.2	61.1	196.8	120.7
Mobile product applications	48.2	47.0	89.4	97.5
	$302.5	$267.2	$595.0	$524.9
Net revenue by geographic region, based on the billing location of our customers, for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	December		December
	2025	2024	2025	2024
China/Hong Kong	$144.1	$112.2	$286.2	$240.0
Taiwan	86.2	77.4	180.6	141.5
Japan	28.9	43.6	56.6	81.8
Other	14.9	12.5	29.9	23.1
South Korea	22.5	18.8	34.6	34.0
United States	5.9	2.7	7.1	4.5
	$302.5	$267.2	$595.0	$524.9
Net revenue by customer whose revenue represented 10% or more of our total net revenue for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	December		December
	2025	2024	2025	2024
Customer A	17%	15%	17%	14%
Customer B	14%	11%	11%	12%
Customer C	*	*	12%	*
____________________________
*Less than 10%
At December 2025 and June 2025, three customers comprised a total of 36% and 45% of our accounts receivable, respectively.
Contract Liabilities
Our contract liabilities are comprised of deferred revenue and primarily relate to our obligation to transfer goods, services or licenses of our IP to customers for which we have received consideration. Contract liabilities were $7.4 million and $16.2 million as of December 2025 and June 2025, respectively, and are presented as part of customer-related liabilities in accrued liabilities in the accompanying condensed consolidated balance sheets. See “Note 3. Supplemental Financial Statement Information.” During the three months ended December 2025 and December 2024, we recognized $8.6 million and $0.9 million, respectively, in revenue related to contract

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

liabilities outstanding as of the beginning of each such fiscal year. During the six months ended December 2025 and December 2024, we recognized $10.1 million and $13.5 million, respectively, in revenue related to contract liabilities, which was outstanding as of the beginning of each fiscal quarter.
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
The CODM uses consolidated net income (loss), as reported in our consolidated statements of operations, as the measure of profit or loss to allocate resources and assess performance. Financial forecasts and budget-to-actual results used by the CODM to assess performance and allocate resources, as well as those used for strategic decisions related to headcount and capital expenditures, are also reviewed on a consolidated basis. The CODM considers the impact of the significant segment expenses in the tables below when deciding whether to reinvest profits or pursue strategic mergers and acquisitions.
The measure of segment assets is reported on the consolidated balance sheet as total assets. The CODM does not review segment assets at a level other than that presented in the accompanying consolidated balance sheets.
The following table presents the calculation of segment net income (loss) as follows:

	Three Months Ended		Six Months Ended
	December		December
	2025	2024	2025	2024
Revenue	$302.5	$267.2	$595.0	$524.9
Adjusted cost of revenue (1)	140.4	123.9	277.4	242.6

Adjusted operating expenses (2)	104.2	97.1	208.2	193.0
Stock-based compensation	38.7	34.6	75.4	61.8
Intangible asset amortization	34.0	24.6	69.2	49.2
Interest and other (income) expense, net	1.6	3.7	0.4	9.0
Income tax benefit	(2.7)	(27.8)	(4.8)	(39.0)
Other segment expenses (3)	1.1	9.3	4.6	29.6
Segment net income (loss)	$(14.8)	$1.8	$(35.4)	$(21.3)

Consolidated net income (loss)	$(14.8)	$1.8	$(35.4)	$(21.3)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

(1) Adjusted cost of revenue is cost of revenue adjusted for intangible asset amortization and stock-based compensation as follows:

	Three Months Ended		Six Months Ended
	December		December
	2025	2024	2025	2024
Cost of revenue	$170.8	$145.0	$338.7	$281.8
Less:
Intangible asset amortization	30.2	20.8	60.7	41.6
Stock-based compensation	0.2	0.3	0.6	(2.4)
Adjusted cost of revenue	$140.4	$123.9	$277.4	$242.6
(2) Adjusted operating expenses is operating expenses comprised of research and development and general and administrative expenses adjusted for stock-based compensation, intangible asset amortization, restructuring and impairment related charges as follows:

	Three Months Ended		Six Months Ended
	December		December
	2025	2024	2025	2024
Operating expenses	$146.8	$137.4	$294.6	$286.7
Less:
Stock-based compensation	38.5	34.3	74.8	64.2
Intangible asset amortization	3.8	3.8	8.5	7.6
Restructuring costs	0.1	0.8	2.6	15.0
Other	0.2	1.4	0.5	6.9
Adjusted operating expenses	$104.2	$97.1	$208.2	$193.0
(3) Other segment expenses primarily include restructuring charges, legal and vendor related charges and settlements, acquisition and integration related costs, amortization of debt issuance costs and loss on early extinguishment of debt.
16. Restructuring Activities
We continuously evaluate our operations to reduce costs and increase profitability, increase operational efficiencies and gain synergies from our previous acquisitions and align our business in response to market conditions.
A summary of restructuring costs as presented in our condensed consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	December		December
	2025	2024	2025	2024
Employee severance and related costs	$0.1	$0.8	$1.8	$15.0
Lease termination costs (1)	—	—	0.8	—
	$0.1	$0.8	$2.6	$15.0

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

The following table presents the beginning and ending restructuring liability balances for each restructuring action:

Fiscal 2026 Restructuring
Balance, June 2025	$—
Charges	1.8
Payments	(1.7)
Balance, December 2025	$0.1
(1) Lease termination costs of $0.8 million were recorded directly to the condensed consolidated statements of operations during the six months ended December 2025 and were not included in the restructuring liability balance above.
Fiscal 2026 Restructuring Plan
A restructuring plan was initiated during the first quarter of fiscal 2026 (“Fiscal 2026 Restructuring Plan”) to streamline and optimize resources and to reduce operating costs. Restructuring charges under this plan are mainly comprised of severance and one-time termination benefits. We completed all actions under this restructuring plan in the second quarter of fiscal 2026.
Fiscal 2025 Restructuring Plan
A restructuring plan was initiated during the first quarter of fiscal 2025 (“Fiscal 2025 Restructuring Plan”) primarily intended to focus on key growth initiatives, reduce costs and align our business in response to market conditions. Restructuring charges were mainly comprised of severance and one-time termination benefits and lease termination costs. As of the first quarter of fiscal 2026, all actions under the Fiscal 2025 Restructuring have been completed.

.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Results
This Quarterly Report on Form 10-Q for the quarter ended December 27, 2025 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” "commit," “will,” “should,” variations of such words, or other words and terms of similar meaning.
All forward-looking statements reflect our best judgment as of the date of this Report and are based on assumptions and several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the following: macroeconomic uncertainties in the U.S. and globally, including those arising from trade tensions, tariffs, inflation, and market volatility, which may adversely affect customer demand for our products, purchasing behavior, and the timing of orders; variability in demand across our target end markets; constraints or imbalances in the availability of certain component parts, including the current industry-wide tightness in memory chips that are used in combination with our products, as well as associated cost increases (to us and our customers), which may affect customer development timelines, production schedules, purchasing behavior, booking patterns, and the timing or visibility of orders for our solutions; risks related to our continued dependence on our solutions for the Core IoT and Enterprise and Automotive product applications market for a substantial portion of our revenue; risks related to the volatility of our net revenue from our solutions for Core IoT and Enterprise and Automotive product applications, including competition from new or established IoT and wireless service companies or from those with greater resources; our dependence on and/or loss of one or more large customers for a substantial portion of our revenue, and the loss of commitments from, contracts with, or a significant reduction in orders from, one or more of our major customers could have a material adverse effect on our revenue and operating results;and our exposure to industry downturns and cyclicality in our target markets.
Additional factors include risks related to the success and timing of new product solutions for existing or new markets; our ability to successfully execute on our strategy to develop integrated solutions including audio, touch, and vision interfaces with embedded processing and wireless connectivity for customer adoption; risks related to our expectations regarding technology and strategic investments and the anticipated timing or benefits thereof; historical and continued decreases in our average selling prices due to changes in our product sales mix and decreased revenue from our mobile product applications; our ability to attract and retain key talent necessary to drive our strategic initiatives, including our Edge AI strategies, in a highly competitive industry; our ability to execute on our cost reduction initiatives and to achieve anticipated synergies and expense reductions; our ability to maintain and build relationships with our customers; our dependence on and/or interruption or loss of, a limited number of suppliers and subcontractors, including suppliers’ manufacturing capacity constraints, the ability of these third parties to maintain satisfactory manufacturing yields and delivery schedules; the risk that our indemnification obligations for third-party claims could result in substantial costs; risks and uncertainty related to regional instabilities and hostilities, economic volatility, and regulatory changes, any of which could disrupt our supply chain, elevate our costs, and undermine the competitiveness of our offerings, requiring operational adjustments, such as reductions in force, or otherwise adversely affecting our financial condition and operating results; changes in export restrictions and laws affecting the Company’s trade and investments; and the other risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 28, 2025, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based, except as required by law. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing.

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
Net revenue in the second quarter of fiscal 2026 was $302.5 million and was 13.2% higher than net revenue compared to the same period a year ago. This was primarily due to an increase in net revenue in our Core IoT product applications, which increased 52.5% compared to the same period a year ago, primarily driven by an increase in units sold and an increase in average selling prices due to our product sales mix, inclusive of the contribution from the Broadcom transaction.
Gross margin for the three months ended December 2025 and December 2024 was 43.5% and 45.7%, respectively. The decrease in gross margin was primarily due to an increase in amortization of acquired intangible assets primarily from the developed technologies we acquired from Broadcom during fiscal 2025, partially offset by an increase in revenue from the licensing of certain of our IP.
As of December 2025, our aggregate cash and cash equivalents and short-term investments of $437.4 million decreased by $15.1 million compared to June 2025. During the three months ended December 2025, we generated $29.8 million of cash from operating activities, and we returned $36.4 million to stockholders through the repurchase of common stock under our stock repurchase program.
Trends and Uncertainties
Macroeconomic Conditions and Regulations
As a majority of our sales and manufacturing occurs outside of the U.S., we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. We continue to monitor changes in international trade policies, particularly increased tariffs and other barriers or restrictions between the United States and other countries, including China. Our current operations suggest limited direct tariff exposure given our current import and export practices. However, some of our customers and suppliers may be impacted by evolving tariff regimes depending on their own supply chain strategies and sourcing locations. We continue to monitor for any potential customer and supplier impacts, ranging from supply chain realignments to changes in end demand. While the broader implications of these activities remain uncertain, based on our current lead times and order activity, we are not seeing unusual activity that would suggest material changes in the timing of orders from our customers due to tariffs that would be likely to impact our near-term financial performance. We will continue to assess the short- and long-term effects of these international trade policies and restrictions on our financial and operational performance.
Industry Conditions
The current constrained availability and pricing dynamics for certain memory components across the broader electronics supply chain have, at times, influenced the timing of orders for certain products, particularly for smaller customers. This condition did not have a material impact on our results for the quarter; however, given limited visibility into future availability and timing, as well as increased associated costs, they may affect customer development timelines, production schedules, booking patterns, and the timing or visibility of orders in future periods. We continue to monitor these conditions and their potential impact on customer demand and ordering behavior.

Results of Operations
Certain of the data used in our condensed consolidated statements of operations for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows:

	Three Months Ended December				Six Months Ended December
	2025		2024		2025		2024
	(in millions)	% of net revenue	(in millions)	% of net revenue	(in millions)	% of net revenue	(in millions)	% of net revenue
Enterprise and Automotive product applications	$161.1	53.3%	$159.1	59.5%	$308.8	51.9%	$306.7	58.4%
Core IoT product applications	93.2	30.8%	61.1	22.9%	196.8	33.1%	120.7	23.0%
Mobile product applications	48.2	15.9%	47.0	17.6%	89.4	15.0%	97.5	18.6%
Net revenue	302.5	100.0%	267.2	100.0%	595.0	100.0%	524.9	100.0%
Gross margin	131.7	43.5%	122.2	45.7%	256.3	43.1%	243.1	46.3%
Operating expenses:
Research and development	95.1	31.4%	83.3	31.2%	189.5	31.8%	164.6	31.4%
Selling, general and administrative	47.8	15.8%	49.5	18.5%	94.0	15.8%	99.5	19.0%
Acquired intangibles amortization	3.8	1.3%	3.8	1.4%	8.5	1.4%	7.6	1.4%
Restructuring costs	0.1	—%	0.8	0.3%	2.6	0.4%	15.0	2.9%
Total operating expenses	146.8	48.5%	137.4	51.4%	294.6	49.4%	286.7	54.7%
Operating loss	(15.1)	(5.0)%	(15.2)	(5.7%)	(38.3)	(6.3)%	(43.6)	(8.4%)
Loss on early retirement of debt	—	—%	(6.5)	(2.4%)	—	—%	(6.5)	(1.2%)
Interest income (expense) and other, net	(2.4)	(0.8)%	(4.3)	(1.6%)	(1.9)	(0.3)%	(10.2)	(1.9%)
Loss before benefit from income taxes	(17.5)	(5.8)%	(26.0)	(9.7%)	(40.2)	(6.6)%	(60.3)	(11.5%)
Benefit from income taxes	(2.7)	(0.9)%	(27.8)	(10.4)%	(4.8)	(0.8)%	(39.0)	(7.4)%
Net income (loss)	$(14.8)	(4.9%)	$1.8	0.7%	$(35.4)	(5.8%)	$(21.3)	(4.1%)
Net Revenue
Net revenue was $302.5 million for the three months ended December 2025, compared with $267.2 million for the three months ended December 2024, an increase of $35.3 million, or 13.2%. Of this net revenue, $161.1 million, or 53.3%, was from Enterprise and Automotive product applications, $48.2 million, or 15.9%, was from Mobile product applications, and $93.2 million, or 30.8%, was from Core IoT product applications. Revenue increased in all of our product applications for the three months ended December 2025 compared with the three months ended December 2024. Net revenue from Core IoT product applications increased due to an increase in units sold (which increased 32.0%), and an increase in average selling prices (which increased 9.6%) due to our product sales mix compared to the same period a year ago, inclusive of the contribution from the acquired business completed in fiscal 2025. Net revenue from Enterprise and Automotive product applications increased primarily due to higher license revenue from certain IP, partially offset by a decrease in units sold (which decreased 8.2%), and a decrease in average selling prices (which decreased 1.3%) due to our product sales mix compared to the same period a year ago. Excluding the impact of this license revenue, net revenue for the three months ended December 2025 from Enterprise and Automotive product applications would have declined year-over-year. Net revenue from Mobile product applications increased due to an increase in units sold (which increased 14.5%), partially offset by a decrease in average selling prices (which decreased 10.4%) due to our product sales mix compared to the same period a year ago.
Net revenue was $595.0 million for the six months ended December 2025, compared with $524.9 million for the six months ended December 2024, an increase of $70.1 million, or 13.4%. Of this net revenue, $308.8 million, or 51.9%, was from Enterprise and Automotive product applications, $89.4 million, or 15.0%, was from Mobile product applications, and $196.8 million, or 33.1%, was from Core IoT product applications. Revenue increased in most of our product applications for the six months ended December 2025 compared with the six months ended December 2024. Net revenue from Core IoT product applications increased due to an increase in units sold (which increased 48.2%), and an increase in average selling prices (which increased 7.3%) due to our product sales mix compared to the same period a year ago, inclusive of the contribution from the the acquired business completed in fiscal 2025. Net revenue from Enterprise and Automotive product applications increased primarily due to higher license revenue from certain IP, partially offset by a decrease in average selling prices (which decreased 4.9%) due to our product sales mix while units shipped remained flat compared to the same period a year ago. Excluding the impact of this license revenue, net revenue for the six months ended December 2025 from Enterprise and Automotive product applications would have declined year-over-year. Net revenue from Mobile product applications decreased due to a decrease in average selling prices (which decreased 12.6%) and lower license revenue from certain of our IP, partially offset by an increase in units sold (which increased 17.6%). Excluding the impact of this lower license revenue, net revenue from Mobile product applications would have increased year-over-year.
Gross Margin
Gross margin as a percentage of net revenue was 43.5%, with gross margin of $131.7 million, for the three months ended December 2025, compared with 45.7%, with gross margin of $122.2 million, for the three months ended December 2024. The 220 basis point decrease in gross margin as a percentage of net revenue for the three months ended December 2025 was primarily due to the increase in amortization of acquisition-related intangible assets we acquired from Broadcom during fiscal 2025, partially offset by an increase in revenue from the licensing of certain of our IP.
Gross margin as a percentage of net revenue was 43.1%, with gross margin of $256.3 million, for the six months ended December 2025, compared with 46.3%, with gross margin of $243.1 million, for the six months ended December 2024. The net 320 basis point decrease in gross margin as a percentage of net revenue for the six months ended December 2025 was primarily due to the increase in amortization of acquisition-related intangibles on the intangible assets we acquired from Broadcom during fiscal 2025, partially offset by an increase in revenue from the licensing of certain of our IP.
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
Operating Expenses
Research and Development Expenses. Research and development expenses increased $11.8 million to $95.1 million for the three months ended December 2025, compared with $83.3 million for the three months ended December 2024. The increase in research and development expenses was driven by a $2.9 million increase in wages and related costs primarily related to an increase in headcount driven by the employees we acquired from Broadcom during fiscal 2025, a $5.9 million increase in stock-based compensation charges primarily related to awards issued to the workforce we acquired from Broadcom during fiscal 2025 and $1.2 million increase in software maintenance fees.
Research and Development Expenses. Research and development expenses increased $24.9 million to $189.5 million for the six months ended December 2025, compared with $164.6 million for the six months ended December 2024. The increase in research and development expenses was driven by a $12.3 million increase in stock-based compensation charges primarily related to awards issued to the workforce we acquired from Broadcom during fiscal 2025, a $4.8 million increase in wages and related costs related to an increase in headcount primarily driven by the employees we acquired from Broadcom during fiscal 2025, and a $3.3 million increase in project specific costs and new chip development.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $1.7 million to $47.8 million for the three months ended December 2025, compared with $49.5 million for the three months ended December 2024. The decrease in selling, general, and administrative expenses was primarily driven by a decrease of $1.2 million in professional service fees related to certain corporate projects incurred during the second quarter of 2024, with no such projects during the three months ended December 2025.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $5.5 million to $94.0 million for the six months ended December 2025, compared with $99.5 million for the six months ended December 2024. The decrease in selling, general, and administrative expenses was primarily driven by a decrease of $4.2 million in professional service fees related to various corporate projects and costs related to refinancing our Term Loan B facility that we incurred during the six months ended December 2024, with no corresponding corporate projects during the six months ended December 2025.
Acquired Intangibles Amortization. Amortization of acquisition-related intangibles primarily relates to customer relationships and favorable supply contract intangible assets we acquired in previous fiscal years and remained consistent during the three and six months ended December 2025 compared to the same period a year ago.
Restructuring Costs. Restructuring costs primarily reflect employee severance costs related to the restructuring of our operations and to improving efficiencies in our operational activities. These headcount-related costs included personnel in research and development and selling, general and administrative functions. See "Item 1. Condensed Consolidated Financial Statements (Unaudited) - Notes to Condensed Consolidated Financial Statements - Note 16. Restructuring Activities for additional information.
Interest income (expense) and other, net. Interest income/(expense) and other, net, include interest income and expense, unused commitment fees and amortization of issuance costs on our revolving credit facility, the 2031 Notes and 2029 Notes and other miscellaneous income or charges.
Interest and other income. Interest and other income includes interest income earned on our invested cash balances and other miscellaneous income. Interest and other income of $3.6 million decreased by $4.4 million for the three months ended December 2025, compared to the same period a year ago. The decrease was primarily driven by an overall reduction in our invested cash balances following the early repayment of our Term Loan Facility in the second quarter of fiscal 2025 and the cash paid for the Broadcom acquisition in the third quarter of fiscal 2025.
Interest and other income of $9.9 million decreased by $8.4 million for the six months ended December 2025, compared to the same period a year ago. The decrease was primarily driven by a decrease in interest income of $10.7 million due to the overall reduction in invested cash balances following the early repayment of our Term Loan Facility in the second quarter of fiscal 2025 and the cash paid for the Broadcom acquisition in the third quarter of fiscal 2025, partially offset by a $2.3 million increase in miscellaneous other income relating to a refund of amounts we paid previously to a third party.
Interest expense. Interest expense primarily includes interest expense on our debt, unused commitment fees on our revolving credit facility and amortization of debt issuance costs. Interest expense of $6.0 million for the three months ended December 2025, decreased by $6.3 million compared to the same period a year ago, which was primarily driven by the early repayment of our Term Loan Facility in the second quarter of fiscal 2025. During the three months ended December 2024, the interest expense and amortization of debt issuance costs on the Term Loan facility was $7.5 million. The Term Loan Facility was repaid with the net proceeds received from the issuance of the 2031 Notes, which bear a significantly lower interest at a rate of 0.75%. See "Note 9. Debt" for additional information.
Interest expense. Interest expense primarily includes interest expense on our debt, unused commitment fees on our revolving credit facility and amortization of debt issuance costs. Interest expense of $11.8 million for the six months ended December 2025, decreased by $16.7 million compared to the same period a year ago, which was primarily driven by the early repayment of the Term Loan Facility in November 2024. During the six months ended December 2024, the interest expense and amortization of debt issuance costs on the Term Loan facility was $19.4 million. The Term Loan Facility was repaid with the net proceeds received from the issuance of the 2031 Notes, which bear a significantly lower interest at a rate of 0.75%. See "Note 9. Debt" for additional information.
Benefit from Income Taxes. Income tax benefit was $2.7 million and $4.8 million for the three months and six months ended December 2025, respectively, compared with $27.8 million and $39.0 million for the three and six months ended December 2024, respectively. The decrease in income tax benefit was primarily due to the absence of several significant one-time tax benefits recognized in the prior-year period, including a $14.1 million deferred tax benefit from a “check-the-box election” for our Israel subsidiary to be treated as a U.S. disregarded entity for U.S. federal income tax purposes and an $8.9 million tax benefit related to our fiscal 2018 U.S. one-time deemed repatriation liability under the U.S. Tax Cuts and Jobs Act, or TCJA, following the U.S. Tax Court decision in Varian Medical Systems, Inc. v. Commissioner, both of which were recognized during the three months ended December 2024, as well as a $7.7 million deferred tax benefit related to inventory reserves transferred from foreign subsidiaries to the United States recognized during the six months ended December 2024. See "Item 1. Condensed Consolidated Financial Statements (Unaudited) - Notes to Condensed Consolidated Financial Statements - Note 13. Income Taxes for additional information.
On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law. The legislation includes a permanent extension and modification of certain provisions under the 2017 TCJA. Provisions effective for Synaptics beginning June 29, 2025 were reflected in the Company’s income tax provision for the six months ended December 2025 and are not expected to have a material impact on the effective tax rate or cash flows. We will continue to monitor forthcoming U.S. Treasury and Internal Revenue Service guidance related to OBBBA and assess potential implications for future reporting periods.
The Organization for Economic Co-operation and Development, or OECD, introduced Pillar Two Model Rules for a global minimum tax of 15% applicable to large multinational corporations. Many countries in which we have business operations, including the United Kingdom, Hong Kong, Switzerland, and Japan, have implemented certain aspects of Pillar Two. The OECD and the implementing countries are expected to continue issuing more guidance and refining their laws. Based on the latest legislation and our current estimate, Pillar Two had no impact on our effective tax rate or cash flows for the first six months of fiscal 2026. We will continue to evaluate the potential impact of these developments as additional guidance is issued and further local enactments occur.
Liquidity and Capital Resources
Our cash and cash equivalents were $437.4 million and $391.5 million as of December 2025 and June 2025, respectively.
We consider almost all of the earnings of our foreign subsidiaries as not indefinitely invested overseas and have made appropriate provisions for income or withholding taxes that may result from a future repatriation of those earnings. As of December 2025, $278.6 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be able to repatriate substantially all of these funds without a material impact on our provision for income taxes.
Cash Flows from Operating Activities. Cash provided by operating activities during the six months ended December 2025 was $60.0 million compared with cash provided by operating activities of $11.4 million during same period a year ago. For the six months ended December 2025, the primary operating activities were adjustments for non-cash charges of $155.7 million and net cash outflows of $60.3 million from changes in our operating assets and liabilities. The primary drivers of the change in operating assets and liabilities relate to a decrease of $35.7 million in accrued liabilities primarily related to the accrual and payment of our annual bonus, a decrease of $5.2 million in accounts payable due to the timing of payments made to our vendors and an increase of $18.4 million in net inventories in anticipation of increased demand in our wireless products in the second half of fiscal 2026.
During the three months ended December 2025 and December 2024, our days sales outstanding was 39 days and 49 days, respectively. Our annual inventory turns stayed consistent at approximately four during the three months ended December 2025 and December 2024.
Cash Flows from Investing Activities. Cash provided by investing activities during the six months ended December 2025 was $37.2 million compared to cash used by investing activities of $14.6 million during the same period a year ago. The increase primarily relates to $61.0 million in proceeds from maturities of short-term investments which were not subsequently reinvested in short-term investments, partially offset by an increase in purchases of property and equipment driven by expansion in certain of our facilities from our Broadcom transaction in the third quarter of fiscal 2025.
Cash Flows from Financing Activities. Cash used by financing activities for the six months ended December 2025 and December 2024 was $51.1 million and $278.2 million, respectively. The decrease was primarily driven by $583.5 million used to repay the remaining outstanding balance of our Term Loan Facility during the six months ended December 2024, partially offset by net cash proceeds from issuance of our 2031 Notes, net of payments for capped calls and debt issuance costs thereon of $385.2 million during the six months ended December 2024, as well as a decrease of $30.9 million in repurchases of our common stock.

Liquidity
We have $350.0 million available under our revolving credit facility with a maturity date to be the earlier of November 2029 or three months prior to any maturity of our 2029 Notes. As of December 2025, there was no balance outstanding under this facility.
As of December 2025, our principal long-term debt obligations were $850.0 million.
As of December 2025, we had unconditional purchase commitments of $29.0 million, of which $15.1 million are for the remainder of fiscal 2026. We work continually with our suppliers and partners on the timing of payments and deliveries of purchase commitments, taking into account business conditions.
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the six months ended December 2025, compared with our critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 27, 2025, the market risk related to interest rates on our cash and cash equivalents, and foreign currency exchange risks have not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 28, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer, as of December 27, 2025, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We assessed, with the participation of our Principal Executive Officer and Principal Financial Officer, any change in our internal control over financial reporting as of the end of the fiscal quarter covered by this Report.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended December 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Our Board of Directors authorized a stock repurchase program to repurchase up to $150.0 million of our common stock in August 2025. This program does not have an expiration date; however, the Board will periodically review the authorization to assess its continued appropriateness in light of our capital allocation priorities and market conditions. Repurchases may be made in the open market or through privately negotiated transactions and are intended to comply with Rule 10b‑18 under the Exchange Act.
The number of shares repurchased and the timing of repurchases depend on the level of our cash balances, general business and market conditions and other factors, including alternative investment opportunities.
During the three months ended December 2025, repurchases under our common stock repurchase program, excluding excise taxes, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
September 28, 2025 - October 25, 2025	113,454	$68.41	113,454	$135.0
October 26, 2025 - November 22, 2025	258,362	$63.72	258,362	$118.5
November 23, 2025 - December 27, 2025	179,183	$67.84	179,183	$106.4
Total	550,999
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the fiscal quarter ended December 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

3.1	Synaptics Incorporated Amended and Restated Certificate of Incorporation (incorporated by reference to the registrant's Current Report on Form 8-K as filed with the SEC on October 26, 2023)

3.2	Fourth Amended and Restated Bylaws (incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on July 31, 2025)

10.1*	Synaptics Incorporated Amended and Restated 2019 Equity and Incentive Compensation Plan, as amended

10.2*	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Amended and Restated 2019 Equity and Incentive Compensation Plan, as amended

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1#	Section 1350 Certification of Chief Executive Officer

32.2#	Section 1350 Certification of Chief Financial Officer

101.INS Inline	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH Inline	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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

SYNAPTICS INCORPORATED

Date: February 5, 2026	By:	/s/ Rahul Patel
	Name:	Rahul Patel
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: February 5, 2026	By:	/s/ Ken Rizvi
	Name:	Ken Rizvi
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

