Form 10-Q
period 2026-03-28
SYNAPTICS Inc
filed 2026-05-07
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
As of April 30, 2026, the Company had 38,637,685 shares of Common Stock outstanding.

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 28, 2026

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value and share amounts)
(unaudited)

	March 2026	June 2025
ASSETS
Current assets:
Cash and cash equivalents	$404.4	$391.5
Short-term investments	—	61.0
Accounts receivable, net	162.5	130.3
Inventories	161.3	139.5
Prepaid expenses and other current assets	27.2	29.6
Total current assets	755.4	751.9
Property and equipment, net	82.5	72.1
Goodwill	872.3	872.3
Acquired intangible assets	209.6	262.2
Deferred tax assets	423.8	408.8
Non-current other assets	178.8	217.1
Total assets	$2,522.4	$2,584.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77.7	$98.5
Accrued liabilities	170.5	172.4
Total current liabilities	248.2	270.9
Long-term debt	836.7	834.8
Other long-term liabilities	78.8	83.8
Total liabilities	1,163.7	1,189.5
Stockholders' equity:
Preferred stock:
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 120,000,000 shares authorized, 71,878,081 and 70,611,845 shares issued, 38,735,446 and 38,642,761 shares outstanding, at March 2026 and June 2025, respectively	0.1	0.1
Additional paid-in capital	1,301.6	1,211.8
Treasury stock: 33,142,635 and 31,969,084 common shares at March 2026 and June 2025, respectively, at cost	(1,089.5)	(1,006.9)
Retained earnings	1,146.5	1,189.9
Total stockholders' equity	1,358.7	1,394.9
Total liabilities and stockholders' equity	$2,522.4	$2,584.4
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March		March
	2026	2025	2026	2025
Net revenue	$294.2	$266.6	$889.2	$791.5
Cost of revenue	160.9	150.8	499.6	432.6
Gross margin	133.3	115.8	389.6	358.9
Operating expenses:
Research and development	94.5	88.6	284.0	253.2
Selling, general, and administrative	49.6	34.7	143.6	134.2
Acquired intangibles amortization	1.9	4.5	10.4	12.1
Intangible asset impairment charges	—	13.8	—	13.8
Restructuring costs	—	0.5	2.6	15.5
Total operating expenses	146.0	142.1	440.6	428.8
Operating loss	(12.7)	(26.3)	(51.0)	(69.9)
Interest expense and other, net	(2.5)	(1.1)	(4.4)	(11.3)
Loss on early extinguishment of debt	—	—	—	(6.5)
Loss before benefit from income taxes	(15.2)	(27.4)	(55.4)	(87.7)
Benefit from income taxes	(7.2)	(5.6)	(12.0)	(44.6)
Net loss	$(8.0)	$(21.8)	$(43.4)	$(43.1)
Net loss per share:
Basic	$(0.21)	$(0.56)	$(1.12)	$(1.09)
Diluted	$(0.21)	$(0.56)	$(1.12)	$(1.09)
Shares used in computing net loss per share:
Basic	38.8	39.0	38.9	39.5
Diluted	38.8	39.0	38.9	39.5
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance at June 2025	70,611,845	$0.1	$1,211.8	$(1,006.9)	$1,189.9	$1,394.9
Net loss	—	—	—	—	(20.6)	(20.6)
Issuance of common stock for share-based award compensation plans	555,322	—	7.4	—	—	7.4
Payroll taxes related to net share settlement of share-based awards	—	—	(10.6)	—	—	(10.6)
Common stock repurchased, inclusive of excise taxes	—	—	—	(7.2)	—	(7.2)
Share-based compensation	—	—	36.7	—	—	36.7
Balance at September 2025	71,167,167	0.1	1,245.3	(1,014.1)	1,169.3	1,400.6
Net loss	—	—	—	—	(14.8)	(14.8)
Issuance of common stock for share-based award compensation plans	166,600	—	—	—	—	—
Payroll taxes related to net share settlement of share-based awards	—	—	(4.3)	—	—	(4.3)
Common stock repurchased, inclusive of excise taxes	—	—	—	(36.4)	—	(36.4)
Share-based compensation	—	—	38.7	—	—	38.7
Balance at December 2025	71,333,767	0.1	1,279.7	(1,050.5)	1,154.5	1,383.8
Net loss	—	—	—	—	(8.0)	(8.0)
Issuance of common stock for share-based award compensation plans	544,314	—	—	—	—	—
Payroll taxes related to net share settlement of share-based awards	—	—	(17.8)	—	—	(17.8)
Common stock repurchased, inclusive of excise taxes	—	—	—	(39.0)	—	(39.0)
Share-based compensation	—	—	39.7	—	—	39.7
Balance at March 2026	71,878,081	$0.1	$1,301.6	$(1,089.5)	$1,146.5	$1,358.7
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance at June 2024	69,683,991	$0.1	$1,107.0	$(878.0)	$1,237.7	$1,466.8
Net loss	—	—	—	—	(23.1)	(23.1)
Issuance of common stock for share-based award compensation plans	481,580	—	7.7	—	—	7.7
Payroll taxes related to net share settlement of share-based awards	—	—	(11.3)	—	—	(11.3)
Share-based compensation	—	—	27.2	—	—	27.2
Balance at September 2024	70,165,571	0.1	1,130.6	(878.0)	1,214.6	1,467.3
Net income	—	—	—	—	1.8	1.8
Issuance of common stock for share-based award compensation plans	115,729	—	—	—	—	—
Payroll taxes related to net share settlement of share-based awards	—	—	(3.0)	—	—	(3.0)
Common stock repurchased, inclusive of excise taxes	—	—	—	(74.7)	—	(74.7)
Purchase of capped calls related to the convertible senior notes	—	—	(49.9)	—	—	(49.9)
Share-based compensation	—	—	34.6	—	—	34.6
Balance at December 2024	70,281,300	0.1	1,112.3	(952.7)	1,216.4	1,376.1
Net loss	—	—	—	—	(21.8)	(21.8)
Issuance of common stock for share-based award compensation plans	222,890	—	6.2	—	—	6.2
Payroll taxes related to net share settlement of share-based awards	—	—	(2.9)	—	—	(2.9)
Common stock repurchased, inclusive of excise tax	—	—	—	(38.1)	—	(38.1)
Share-based compensation attributable to acquisition	—	—	47.6	—	—	47.6
Share-based compensation	—	—	19.9	—	—	19.9
Balance at March 2025	70,504,190	$0.1	$1,183.1	$(990.8)	$1,194.6	$1,387.0
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	March
	2026	2025
Cash flows from operating activities
Net loss	$(43.4)	$(43.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	115.1	81.7
Depreciation	23.0	21.8
Acquired intangible assets amortization	95.2	80.2
Deferred taxes	(15.2)	(53.3)
Other	8.9	16.8
Intangible asset impairment charges	—	13.8
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(32.2)	10.6
Inventories, net	(20.8)	(17.5)
Prepaid expenses and other current and non-current assets	4.3	18.1
Accounts payable	(18.9)	3.3
Accrued liabilities	(34.2)	(47.6)
Net cash provided by operating activities	81.8	84.8
Cash flows from investing activities
Acquisition of business, net of cash and cash equivalents acquired	—	(198.8)
Purchases of short-term investments	—	(61.0)
Purchases of property and equipment	(35.7)	(19.2)
Proceeds from maturities of investments	61.0	—
Purchase of intangible assets	—	(10.0)
Net cash provided by (used in) investing activities	25.3	(289.0)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	—	439.5
Payment of debt issuance costs on convertible senior notes and revolving credit facility	—	(4.4)
Payments for capped call transactions related to the convertible senior notes	—	(49.9)
Repurchases of common stock, excluding excise taxes	(82.6)	(112.3)
Proceeds from issuance of shares	7.4	13.9
Payroll taxes related to net share settlement of share-based awards	(32.7)	(17.2)
Repayment of debt	—	(583.5)
Return of deposit received from vendor	14.0	—
Other	—	0.9
Net cash used in financing activities	(93.9)	(313.0)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.7
Net increase (decrease) in cash and cash equivalents	12.9	(516.5)
Cash and cash equivalents, beginning of period	391.5	876.9
Cash and cash equivalents, end of period	$404.4	$360.4
Supplemental disclosure of non-cash transactions
Deferred payment of purchase consideration	$—	$3.2
Receipt of intangible assets from advance payments	$42.5	$—
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
Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2026 and 2025 are 52-week periods ending June 27, 2026, and June 28, 2025, respectively. The fiscal periods presented in this report are 13-week periods and 39-week periods for the three and nine months periods ended March 28, 2026, and March 29, 2025, respectively. For simplicity, the accompanying condensed consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.
Significant Accounting Policies
There have been no material changes to our significant accounting policies in Note 2 - Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2025.
Accounting Pronouncements Recently Issued
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes: Improvements to Income Tax Disclosures.” This guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and disclosures of income taxes paid by jurisdiction. We will adopt ASU 2023-09 on a prospective basis in the fourth quarter of fiscal 2026. The adoption of ASU 2023-09 is not expected to have a material effect on our consolidated financial statements.
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

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

3. Supplemental Financial Statement Information
Accounts receivable, net

	March	June
	2026	2025
Accounts receivable	$166.7	$134.5
Less: Allowance for credit losses	(4.2)	(4.2)
	$162.5	$130.3
Inventories

	March	June
	2026	2025
Raw materials and work-in-progress	$89.8	$69.4
Finished goods	71.5	70.1
	$161.3	$139.5
Non-current other assets

	March	June
	2026	2025
Prepayment of intangible assets	$96.8	$139.3
Other	42.6	32.6
Right-of-use assets	39.4	45.2
	$178.8	$217.1
Accrued liabilities

	March	June
	2026	2025
Customer rebate liabilities	$30.2	$46.4
Other customer-related obligations (1)	13.7	20.8
Accrued compensation and benefits	47.6	58.9
Other (2)	79.0	46.3
	$170.5	$172.4
(1) Amounts include deferred revenue, price discounts and stock rotation rights.
(2) As of March 2026, other accrued liabilities include a $25.0 million license fee payable to a third party. No such amount was payable at June 2025.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

4. Net Loss Per Share
The computation of basic and diluted net loss per share was as follows:

	Three Months Ended		Nine Months Ended
	March		March
	2026	2025	2026	2025
Numerator:
Net loss	$(8.0)	$(21.8)	$(43.4)	$(43.1)
Denominator:
Weighted-average shares - basic	38.8	39.0	38.9	39.5
Effect of dilutive share-based awards	—	—	—	—
Weighted-average shares - diluted	38.8	39.0	38.9	39.5
Net loss per share:
Basic	$(0.21)	$(0.56)	$(1.12)	$(1.09)
Diluted	$(0.21)	$(0.56)	$(1.12)	$(1.09)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	March		March
	2026	2025	2026	2025
Share-based awards	3.6	3.3	3.6	3.3
Convertible senior notes	4.5	4.5	4.5	4.5
Total	8.1	7.8	8.1	7.8
5. Prepayment of Intangible Assets
During fiscal 2025, we entered into definitive asset purchase agreements with Broadcom Inc. ("Broadcom") to acquire certain assets and obtain non-exclusive licenses relating to Broadcom’s Wi-Fi Business in the IoT market for aggregate consideration of $200.3 million. As of March 2026, we have not received six roadmap technology intangible assets, which are expected to be delivered at various dates through May 2028. Accordingly, the balance of $96.8 million, which represents the value of those technology intangible assets not yet received, is presented within non-current other assets in our condensed consolidated balance sheets.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

6. Cash and Cash Equivalents and Short-Term Investments
The following table summarizes our cash and cash equivalents by category at March 2026 and June 2025:

	March 2026			June 2025
	Amortized Cost	Gross Unrealized (Gain) Loss	Fair Value	Amortized Cost	Gross Unrealized (Gain) Loss	Fair Value
Cash	$358.1	$—	$358.1	$360.7	$—	$360.7
Cash equivalents:
Money market funds	25.6	—	25.6	16.7	—	16.7
Certificates of deposit	20.7	—	20.7	14.1	—	14.1
Total cash and cash equivalents	$404.4	$—	$404.4	$391.5	$—	$391.5
Short-term investments:
Certificates of deposit	$—	$—	$—	$61.0	$—	$61.0
7. Fair Value Measurements
At March 2026 and June 2025, financial assets measured at fair value on a recurring basis are summarized below:

	March 2026			June 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$25.6	$—	$25.6	$16.7	$—	$16.7
Certificates of deposit	—	20.7	20.7	—	14.1	14.1
Total cash and cash equivalents	25.6	20.7	46.3	16.7	14.1	30.8
Short-term investments:
Certificates of deposit	—	—	—	—	61.0	61.0
Total assets measured at fair value	$25.6	$20.7	$46.3	$16.7	$75.1	$91.8
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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We report our financial instruments at fair value with the exception of the 2029 Notes and the 2031 Notes (or collectively with the 2029 Notes, the "Notes," each as defined in Note 9. Debt and Revolving Credit Facility). The estimated fair value of the Notes was determined based on the trading prices of the Notes as of the last day of trading for the periods presented. We use Level 2 measurement criteria to determine the fair value of our Notes as they are not actively traded in markets.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

The carrying amounts and estimated fair values of the Notes were as follows for the periods presented:

	March 2026		June 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2029 Notes	$397.5	$376.1	$397.0	$373.2
2031 Notes	439.2	453.9	437.8	415.7
	$836.7	$830.0	$834.8	$788.9
8. Goodwill and Acquired Intangibles, Net
Goodwill
The following table represents the change in our goodwill balance for the nine and twelve month periods ended March 2026 and June 2025, respectively:

	March	June
	2026	2025
Beginning balance	$872.3	$816.4
Acquisition activity	—	55.9
Ending balance	$872.3	$872.3
Acquired Intangibles, Net
The following table summarizes the net carrying amounts, excluding fully amortized intangible assets:

		March 2026			June 2025
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived assets:
Audio and video technology	5.6	$231.9	$(211.8)	$20.1	$231.9	$(198.4)	$33.5
Customer relationships	4.7	187.1	(161.1)	26.0	187.1	(150.7)	36.4
Wireless connectivity technology	4.6	314.4	(185.0)	129.4	271.9	(139.6)	132.3
Video interface technology	3.4	133.0	(107.5)	25.5	133.0	(97.9)	35.1
Other	2.4	42.0	(40.2)	1.8	52.1	(34.0)	18.1
Total finite-lived assets		908.4	(705.6)	202.8	876.0	(620.6)	255.4
Indefinite-lived assets: In-process research and development	Not applicable	6.8	—	6.8	6.8	—	6.8
Total intangible assets		$915.2	$(705.6)	$209.6	$882.8	$(620.6)	$262.2

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

The following table presents details of amortization for the periods presented:

	Three Months Ended		Nine Months Ended
	March		March
	2026	2025	2026	2025
Cost of revenue	$24.1	$26.5	$84.8	$68.1
Acquired intangibles amortization	1.9	4.5	10.4	12.1
Total amortization of intangibles	$26.0	$31.0	$95.2	$80.2
The following table presents the estimated future amortization expense associated with our finite-lived intangible assets as of March 2026:

Fiscal Year
Remainder of 2026	$23.8
2027	69.3
2028	49.6
2029	26.5
2030	16.9
Thereafter	16.7
Future amortization	$202.8
9. Debt and Revolving Credit Facility
Our total debt outstanding consisted of the following:

	March 2026				June 2025
				Net Carrying Amount		Net Carrying Amount
	Stated Rate	Effective Rate	Principal	Long-term	Principal	Long-term
2031 Notes	0.75%	1.19%	$450.0	$450.0	$450.0	$450.0
2029 Notes	4.00%	4.17%	400.0	400.0	400.0	400.0
Total borrowings			850.0	850.0	850.0	850.0
Less: unamortized debt issuance costs			—	(13.3)	—	(15.2)
Total debt			$850.0	$836.7	$850.0	$834.8
2031 Convertible Senior Notes
On November 19, 2024, and November 26, 2024, we issued and sold $400.0 million and $50.0 million, respectively, in aggregate principal amounts of unsecured 0.75% Convertible Senior Notes due 2031 (“2031 Notes”) in a private placement.
Contractual interest expense and amortization of debt issuance costs on the 2031 Notes were as follows:

	Three Months Ended		Nine Months Ended
	March		March
	2026	2025	2026	2025
Interest expense	$0.8	$0.8	$2.5	$1.2
Amortization of debt issuance costs	0.5	0.5	1.4	0.7
Total interest expense	$1.3	$1.3	$3.9	$1.9

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

2029 Notes
In March 2021, we issued $400.0 million in aggregate principal amount of senior notes due June 15, 2029 (“2029 Notes”).
Contractual interest expense and amortization of debt issuance costs on the 2029 Notes were as follows:

	Three Months Ended		Nine Months Ended
	March		March
	2026	2025	2026	2025
Interest expense	$4.0	$4.0	$12.0	$12.0
Amortization of debt issuance costs	0.2	0.1	0.5	0.5
Total interest expense	$4.2	$4.1	$12.5	$12.5
Term Loan Facility
In December 2021, we entered into a first amendment and lender joinder agreement to our credit agreement, to, among other things, establish a new $600.0 million incremental term loan facility (“Term Loan Facility”). The Term Loan Facility was repaid entirely in the second quarter of fiscal 2025 and, accordingly, there was no interest expense and amortization of debt issuance costs thereon during the three months ended March 2025. For the nine months ended March 2025, contractual interest expense and amortization of debt issuance costs on the Term Loan Facility was $19.2 million.
Revolving Credit Facility
We have $350.0 million available under a revolving credit agreement, as amended (“Revolving Credit Facility”), with a maturity date to be the earlier of (i) November 21, 2029, and (ii) ninety-one (91) days prior to any maturity of the 2029 Notes. Additionally, the Revolving Credit Facility provides a $25.0 million sublimit for letters of credit and a $25.0 million sublimit for swingline loans. As of March 2026, there was no balance outstanding under the Revolving Credit Facility.
The Revolving Credit Facility bears interest, at our election, at a Base Rate plus an Applicable Margin or Adjusted Term SOFR, as defined in the Revolving Credit Facility agreement. We are required to pay a commitment fee on any unused commitments which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. The unused commitment fees on the Revolving Credit Facility and amortization of issuance costs thereon were $0.3 million for each of the three months ended March 2026 and March 2025, and were $1.2 million and $0.7 million for the nine months ended March 2026 and March 2025, respectively.
The Revolving Credit Facility contains various restrictive covenants, including two financial covenants which limit the consolidated total net leverage ratio and the consolidated net interest coverage ratio. As of March 2026, we remain in compliance with the restrictive covenants.
Maturities
As of March 2026, principal maturities of our Notes were as follows:

Fiscal Year	2029 Notes	2031 Notes	Total
2026 - 2028	$—	$—	$—
2029	400.0	—	400.0
2030 and thereafter	—	450.0	450.0
	$400.0	$450.0	$850.0

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

10. Leases
As of March 2026 and June 2025, the components of leases are as follows:

	March	June
	2026	2025
Operating lease right-of-use assets	$39.4	$45.2
Operating lease liabilities	$10.6	$12.3
Operating lease liabilities, long-term	32.1	35.8
Total operating lease liabilities	$42.7	$48.1
Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	March
	2026	2025
Cash paid for operating leases included in operating cash flows	$10.0	$10.2
Lease liabilities arising from obtaining right-of-use assets	$6.6	$6.2
As of March 2026, the weighted average remaining lease term was 5.43 years, and the weighted average discount rate was 5.21%.
For the three months ended March 2026 and March 2025, we recorded operating lease expense of $3.3 million and $3.1 million, respectively. For the nine months ended March 2026 and March 2025, we recorded operating lease expense of $9.6 million and $9.6 million, respectively. Our short-term leases are immaterial, and we do not have finance leases.
Future minimum lease payments for the operating lease liabilities were as follows:

Fiscal Year	Operating Lease Payments
Remainder of 2026	$4.2
2027	10.6
2028	8.8
2029	7.8
2030	5.3
Thereafter	12.2
Total future minimum operating lease payments	48.9
Less: interest	(6.2)
Total lease liabilities	$42.7

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

11. Indemnifications and Contingencies
Indemnifications
In connection with certain agreements, we are obligated to indemnify the counterparty against third party claims alleging infringement of certain intellectual property rights. We have received in the past, and may receive in the future, notices from third parties that claim our products infringe their intellectual property rights. We cannot be certain that our technologies and products do not, and will not, infringe issued patents or other proprietary rights of third parties. Any infringement claims, with or without merit, could result in significant litigation costs and diversion of management and financial resources, including the payment of damages, which could have a material adverse effect on our business, financial condition and results of operations. We accrue for liabilities arising from indemnifications when it is both probable that we will incur the loss and we can reasonably estimate the amount of the loss or range of loss.
We have also entered into indemnification agreements with our officers and directors. Maximum potential future payments under these agreements cannot be estimated because these agreements generally do not have a maximum stated liability. However, historical costs related to these indemnification provisions have not been significant.
Legal Proceedings
From time to time, we are subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. We accrue for loss contingencies when it is both probable that we will incur the loss and we can reasonably estimate the amount of the loss or range of loss. While we currently believe that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our business, financial condition or results of operations, these matters are subject to inherent uncertainties, and our view of these matters may change in the future.
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
During the three and nine months ended March 2026, we repurchased $39.0 million and $82.6 million of our common stock, respectively, and $67.4 million remains available for future stock repurchases under the stock repurchase program.
Share-Based Compensation
Share-based compensation recognized in our condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	March		March
	2026	2025	2026	2025
Cost of revenue	$0.3	$0.3	$0.9	$(2.1)
Research and development	22.3	18.5	64.7	48.6
Selling, general, and administrative	17.1	1.1	49.5	35.2
Total	$39.7	$19.9	$115.1	$81.7

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

Share-Based Compensation Plan Activity
Restricted Stock Units (RSUs)
RSUs granted generally vest ratably over two to three years from the vesting commencement date. RSU activity was as follows:

	RSU Awards Outstanding	Weighted-Average Grant Date Fair Value per Share
Balance as of June 2025	3.0	$66.3
Granted	1.8	$68.2
Vested	(1.4)	$68.5
Forfeited	(0.2)	$75.8
Balance as of March 2026	3.2	$65.8
The unrecognized share-based compensation cost of our outstanding RSUs was approximately $172.8 million as of March 2026, which will be recognized over a weighted average period of approximately 1.81 years.
Market Stock Units (MSUs)
MSU activity was as follows:

	MSU Awards Outstanding	Weighted-Average Grant Date Fair Value per Share
Balance as of June 2025	0.1	$179.1
Granted	0.1	$100.2
Delivered	—	$187.0
Forfeited	—	$174.9
Balance as of March 2026	0.2	$123.8
The unrecognized share-based compensation cost of our outstanding MSUs was approximately $13.8 million as of March 2026, which will be recognized over a weighted average period of approximately 1.69 years.
Performance Stock Units (PSUs)
PSU activity was as follows:

	PSU Awards Outstanding	Weighted-Average Grant Date Fair Value per Share
Balance as of June 2025	0.2	$81.5
Granted	0.2	$70.0
Delivered	(0.1)	$76.6
Forfeited	—	$92.1
Balance as of March 2026	0.2	$71.5

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

The unrecognized share-based compensation cost of our outstanding PSUs was approximately $11.8 million as of March 2026, which will be recognized over a weighted average period of approximately 0.97 years.
Employee Stock Purchase Plan
Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the nine months ended March 2026, were as follows:

Shares purchased	0.1
Weighted average purchase price per share	$53.4
Cash received	$7.4
Aggregate intrinsic value	$2.4
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
The benefit from income taxes of $7.2 million and $12.0 million for the three and nine months ended March 2026, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three and nine months ended March 2026 diverged from the combined U.S. federal and state statutory tax rate primarily due to the benefits from foreign-derived deduction eligible income, research and development tax credits, and foreign income taxed at lower rates, partially offset by non-deductible share-based compensation and non-deductible officer compensation.
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
The total liability for gross unrecognized tax benefits related to uncertain tax positions decreased $0.6 million during the nine months ended March 2026, to $44.1 million, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of March 2026 were $4.5 million; this balance increased by $0.3 million compared to June 2025. We classify interest and penalties as components of income tax expense. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.
Our major tax jurisdictions are the United States, Hong Kong SAR, Japan, Israel and the United Kingdom. From fiscal 2018 onward, we remain subject to examination by one or more of these jurisdictions.

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

14. Revenue
The majority of our revenue is generated from product shipments to our customers. A summary of our product categories is as follows:
•Core IoT: Includes products for Wireless and Processor Solutions.
•Enterprise and Automotive: Includes products for PC Touch Pad, PC Fingerprint, Video Interface Solutions and Automotive Solutions.
•Mobile: Includes products for Touch and Display Solutions for Mobile phone applications.
Disaggregation of revenue
Net revenue by product category was as follows:

	Three Months Ended		Nine Months Ended
	March		March
	2026	2025	2026	2025
Enterprise and Automotive product applications	$168.0	$153.8	$476.8	$460.5
Core IoT product applications	88.3	67.5	285.1	188.2
Mobile product applications	37.9	45.3	127.3	142.8
	$294.2	$266.6	$889.2	$791.5
Net revenue by geographic region, based on the billing location of our customers, for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	March		March
	2026	2025	2026	2025
China/Hong Kong	$125.3	$113.3	$411.5	$353.2
Taiwan	89.9	86.1	270.5	227.6
Japan	37.5	29.1	94.1	110.9
Other	20.4	18.9	50.3	42.0
South Korea	20.3	18.1	54.9	52.1
United States	0.8	1.1	7.9	5.7
	$294.2	$266.6	$889.2	$791.5
Net revenue by customer whose revenue represented 10% or more of our total net revenue for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	March		March
	2026	2025	2026	2025
Customer A	18%	18%	17%	15%
Customer B	*	*	10%	11%
Customer C	*	*	11%	*
____________________________
*Less than 10%

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

At March 2026, four customers comprised a total of 48% of our accounts receivable, and three customers comprised a total of 45% of our accounts receivable at June 2025.
Our contract liabilities are comprised of deferred revenue and primarily relate to our obligation to transfer goods, services or licenses of our IP to customers for which we have received consideration. Contract liabilities were $8.0 million and $16.2 million as of March 2026 and June 2025, respectively, and are presented as part of customer-related liabilities in accrued liabilities in the accompanying condensed consolidated balance sheets. During the three months ended March 2025, we recognized $0.2 million in revenue related to contract liabilities outstanding as of the beginning of such period. We did not recognize any such revenue during the three months ended March 2026. During the nine months ended March 2026 and March 2025, we recognized $10.1 million and $13.7 million, respectively, in revenue related to contract liabilities, which was outstanding as of the beginning of each period.
During the three months ended March 2026, we recognized an increase in net revenue of $8.9 million as a result of the change in estimated amount of variable consideration to which we were entitled based on the terms of our contracts. The significant change primarily was due to the resolution of a rebate arrangement with a customer that was under negotiation in prior periods and was formally concluded in the current period.
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

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

The following table presents the calculation of segment net loss as follows:

	Three Months Ended		Nine Months Ended
	March		March
	2026	2025	2026	2025
Revenue	$294.2	$266.6	$889.2	$791.5
Adjusted cost of revenue (1)	136.5	124.0	413.9	366.6

Adjusted operating expenses (2)	104.6	101.2	312.8	294.2
Share-based compensation	39.7	19.9	115.1	81.7
Intangible asset amortization	26.0	31.0	95.2	80.2
Interest and other expense, net	1.8	0.4	2.2	9.4
Income tax benefit	(7.2)	(5.6)	(12.0)	(44.6)
Other segment expenses (3)	0.8	17.5	5.4	47.1
Segment net loss	$(8.0)	$(21.8)	$(43.4)	$(43.1)

Consolidated net loss	$(8.0)	$(21.8)	$(43.4)	$(43.1)
(1) Adjusted cost of revenue is cost of revenue adjusted for intangible asset amortization and share-based compensation as follows:

	Three Months Ended		Nine Months Ended
	March		March
	2026	2025	2026	2025
Cost of revenue	$160.9	$150.8	$499.6	$432.6
Less:
Intangible asset amortization	24.1	26.5	84.8	68.1
Share-based compensation	0.3	0.3	0.9	(2.1)
Adjusted cost of revenue	$136.5	$124.0	$413.9	$366.6
(2) Adjusted operating expenses is operating expenses comprised of research and development and selling, general and administrative expenses adjusted for share-based compensation, intangible asset amortization, restructuring and impairment related charges as follows:

	Three Months Ended		Nine Months Ended
	March		March
	2026	2025	2026	2025
Operating expenses	$146.0	$142.1	$440.6	$428.8
Less:
Share-based compensation	39.4	19.6	114.2	83.8
Intangible asset amortization	1.9	4.5	10.4	12.1
Impairment charges	—	13.8	—	13.8
Restructuring costs	—	0.5	2.6	15.5
Other	0.1	2.5	0.6	9.4
Adjusted operating expenses	$104.6	$101.2	$312.8	$294.2

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
A summary of restructuring costs as presented in our condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	March		March
	2026	2025	2026	2025
Employee severance and related costs	$—	$0.4	$1.8	$15.4
Lease termination costs (1)	—	0.1	0.8	0.1
	$—	$0.5	$2.6	$15.5
The following table presents the beginning and ending restructuring liability balances for each restructuring action:

Fiscal 2026 Restructuring
Balance, June 2025	$—
Charges	1.8
Payments	(1.8)
Balance, March 2026	$—
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
Fiscal 2025 Restructuring Plan
A restructuring plan was initiated during the first quarter of fiscal 2025 (“Fiscal 2025 Restructuring Plan”) primarily intended to focus on key growth initiatives, reduce costs and align our business in response to market conditions. Restructuring charges were mainly comprised of severance and one-time termination benefits and lease termination costs. As of the first quarter of fiscal 2026, all actions under the Fiscal 2025 Restructuring Plan have been completed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Results
This Quarterly Report on Form 10-Q for the quarter ended March 28, 2026 (this “Report”) contains forward-looking statements within the meaning of the safe harbor provisions of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements reflect our current expectations and projections regarding our financial condition, results of operations, plans, objectives, future performance and business, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” "commit," “will,” “should,” variations of such words, or other words and terms of similar meaning.
These forward-looking statements are based on our current assumptions and expectations as of the date of this Report and are subject to risks and uncertainties, many of which are difficult to predict and/or beyond our control. Known trends and uncertainties that may cause actual results to differ materially include, among others: global macroeconomic and geopolitical conditions, including trade tensions, tariffs, inflation, military conflicts (such as those involving the United States, Russia, Ukraine, Israel, Iran and other countries in the Middle East and beyond), and market volatility, which may adversely affect customer demand for our products, purchasing behavior, and the timing and visibility of orders; variability in demand across our target end markets; constraints or imbalances in the availability of certain component parts, including the current industry-wide tightness in memory chips that are used in combination with our products, as well as associated cost increases (to us and our customers), which may affect customer development timelines, production schedules, purchasing behavior, booking patterns, and the timing or visibility of orders for our solutions; risks related to our continued dependence on our solutions for the Core IoT and Enterprise and Automotive product applications market for a substantial portion of our revenue; risks related to the volatility of our net revenue from our solutions for Core IoT and Enterprise and Automotive product applications, including competition from new or established IoT and wireless service companies and from competitors with greater resources; our dependence on and/or loss of one or more large customers for a substantial portion of our revenue, and the loss of commitments from, contracts with, or a significant reduction in orders from, one or more of our major customers could have a material adverse effect on our revenue and operating results; and our exposure to industry downturns and cyclicality in our target markets.
Additional factors include risks related to the success and timing of new product solutions for existing or new markets; our ability to successfully execute on our strategy to develop integrated solutions including audio, touch, and vision interfaces with embedded processing and wireless connectivity for customer adoption; risks related to our expectations regarding technology and strategic investments and the anticipated timing or benefits thereof; historical and continued decreases in our average selling prices due to changes in our product sales mix and decreased revenue from our mobile product applications; our ability to attract and retain key talent necessary to drive our strategic initiatives, including our Edge AI strategies, in a highly competitive industry; our ability to execute on our cost reduction initiatives and to achieve anticipated synergies and expense reductions; our ability to maintain and build relationships with our customers; our dependence on and/or interruption or loss of, a limited number of suppliers and subcontractors, including suppliers’ manufacturing capacity constraints, the ability of these third parties to maintain satisfactory manufacturing yields and delivery schedules; the risk that our indemnification obligations for third-party claims could result in substantial costs; risks and uncertainties related to regional instabilities and hostilities, as well as global conflicts, such as those in the Middle East, economic volatility, and regulatory changes, any of which could disrupt our supply chain, increase costs, and undermine the competitiveness of our offerings, requiring operational adjustments, such as reductions in force, or otherwise adversely affecting our financial condition and operating results; changes in export restrictions and laws affecting the Company’s trade and investment activities; and other risks identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 28, 2025, and in our other reports filed with the SEC from time to time. Forward-looking statements are based on information available to us as of the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based, except as required by law. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing.

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
Net revenue in the third quarter of fiscal 2026 was $294.2 million and was 10.4% higher than net revenue compared to the same period a year ago. This was primarily due to an increase in net revenue in our Core IoT product applications, which increased 30.8% compared to the same period a year ago, primarily driven by an increase in units sold and an increase in average selling prices due to our product sales mix.
Gross margin for the three months ended March 2026 and March 2025 was 45.3% and 43.4%, respectively. The increase was primarily driven by favorable product sales mix and lower amortization expense on certain acquired intangible assets that have reached the end of their useful lives.
As of March 2026, our aggregate cash and cash equivalents and short-term investments of $404.4 million decreased by $48.1 million compared to June 2025. During the three months ended March 2026, we generated $21.8 million of cash from operating activities, and we returned $39.0 million to stockholders through the repurchase of common stock under our stock repurchase program.
Trends and Uncertainties
Macroeconomic Conditions and Regulations
As a global company, we are exposed to and impacted by global macroeconomic factors and geopolitical conditions including military conflicts (such as the ongoing conflict involving the United States, Israel, Iran and other countries in the Middle East and beyond), U.S. and foreign government policies, inflation, tariffs, interest rates, foreign exchange fluctuations, potential economic slowdowns, and evolving trade regulations and sanctions. These factors may affect our operating environment, costs and financial results.
The ongoing conflict in the Middle East has increased geopolitical tensions, including sanctions and restrictions affecting key transportation routes such as the Strait of Hormuz, contributing to volatility in global energy prices. As a result, we may experience disruptions to transportation routes and supply chains, including those involving third-party vendors, as well as higher transportation and logistics costs and broader inflationary pressures, which could adversely affect our revenue and gross margin. The extent and duration of these impacts remain uncertain, and further escalation and continued duration could materially and adversely affect our business and financial results.
Given that a significant portion of our sales and supply chain, including outsourced manufacturing, assembly and test operations, occurs outside of the United States, we are also exposed to, and impacted by, changes in international trade policies, particularly increased tariffs and other barriers or restrictions on trade between the United States and other countries, including China. Based on our current import and export practices, we believe our direct tariff exposure remains limited. However, some of our customers and suppliers may be affected depending on their own supply chain strategies and sourcing locations. We continue to monitor for any potential customer and supplier impacts, ranging from supply chain adjustments to changes in end demand. While the broader implications of these activities remain uncertain, based on our current lead times and order activity, we have not observed material changes in order patterns or timing due to tariffs, the ongoing conflict in the Middle East, or related geopolitical developments that would be likely to impact our near-term financial performance. We will continue to assess the potential short- and long-term effects of these developments on our financial and operational performance.
Industry Conditions
The continuing constrained availability and elevated pricing of certain memory components across the broader electronics supply chain have, at times, influenced the timing of orders for certain products, particularly for smaller customers. These conditions did not have a material impact on our results for the quarter; however, limited visibility into future availability, timing, increased associated costs, and the potential for these conditions to persist, could affect customer development timelines, purchasing behavior, production schedules, booking patterns, and the timing or visibility of orders in future periods. We continue to monitor these conditions and their potential impact on customer demand and ordering behavior.

Results of Operations

	Three Months Ended March				Nine Months Ended March
	2026		2025		2026		2025
	(in millions)	% of net revenue	(in millions)	% of net revenue	(in millions)	% of net revenue	(in millions)	% of net revenue
Enterprise and Automotive product applications	$168.0	57.1%	$153.8	57.7%	$476.8	53.6%	$460.5	58.2%
Core IoT product applications	88.3	30.0%	67.5	25.3%	285.1	32.1%	188.2	23.8%
Mobile product applications	37.9	12.9%	45.3	17.0%	127.3	14.3%	142.8	18.0%
Net revenue	294.2	100.0%	266.6	100.0%	889.2	100.0%	791.5	100.0%
Gross margin	133.3	45.3%	115.8	43.4%	389.6	43.8%	358.9	45.3%
Operating expenses:
Research and development	94.5	32.1%	88.6	33.2%	284.0	31.9%	253.2	32.0%
Selling, general and administrative	49.6	16.9%	34.7	13.0%	143.6	16.1%	134.2	17.0%
Acquired intangibles amortization	1.9	0.6%	4.5	1.7%	10.4	1.2%	12.1	1.5%
Intangible asset impairment charge	—	—%	13.8	5.2%	—	—%	13.8	1.7%
Restructuring costs	—	—%	0.5	0.2%	2.6	0.3%	15.5	2.0%
Total operating expenses	146.0	49.6%	142.1	53.3%	440.6	49.5%	428.8	54.2%
Operating loss	(12.7)	(4.3)%	(26.3)	(9.9%)	(51.0)	(5.7)%	(69.9)	(8.9%)
Loss on early extinguishment of debt	—	—%	—	—%	—	—%	(6.5)	(0.8%)
Interest income (expense) and other, net	(2.5)	(0.8)%	(1.1)	(0.4%)	(4.4)	(0.5)%	(11.3)	(1.4%)
Loss before benefit from income taxes	(15.2)	(5.1)%	(27.4)	(10.3%)	(55.4)	(6.2)%	(87.7)	(11.1%)
Benefit from income taxes	(7.2)	(2.4)%	(5.6)	(2.1)%	(12.0)	(1.3)%	(44.6)	(5.6)%
Net loss	$(8.0)	(2.7%)	$(21.8)	(8.2%)	$(43.4)	(4.9%)	$(43.1)	(5.5%)
Percentages may not reconcile due to rounding.
Net Revenue
Net revenue was $294.2 million for the three months ended March 2026, compared with $266.6 million for the three months ended March 2025, an increase of $27.6 million, or 10.4%. Revenue increased in most of our product applications for the three months ended March 2026 compared with the same period a year ago. Net revenue from Enterprise and Automotive product applications increased by $14.2 million and primarily was driven by higher units sold (which increased 5.2%) and the release of a customer rebate liability, partially offset by a decrease in average selling prices (which decreased 1.7%) due to our product sales mix compared to the same period a year ago. Net revenue from Core IoT product applications increased by $20.8 million and was primarily driven by higher units sold (which increased 27.1%), inclusive of the contribution from the business acquisition completed in fiscal 2025, and an increase in average selling prices (which increased 2.9%) due to our product sales mix compared to the same period a year ago. Net revenue from Mobile product applications decreased by $7.4 million and was primarily driven by lower units sold (which decreased 5.7%) and a decrease in average selling prices (which decreased 11.2%), due to lower demand and unfavorable product mix.

Net revenue was $889.2 million for the nine months ended March 2026, compared with $791.5 million for the nine months ended March 2025, an increase of $97.7 million, or 12.3%. Revenue increased in most of our product applications for the nine months ended March 2026 compared with the same period a year ago. Net revenue from Enterprise and Automotive product applications increased by $16.3 million and primarily was driven by higher units sold (which increased 1.7%), an increase in license revenue from certain IP and the release of a customer rebate liability, partially offset by a decrease in average selling prices (which decreased 3.7%) due to our product sales mix. Excluding the license revenue and the release of a customer rebate liability, net revenue for the nine months ended March 2026 from Enterprise and Automotive product applications would have decreased year-over-year. Net revenue from Core IoT product applications increased by $96.9 million and primarily was driven by higher units sold (which increased 40.8%), inclusive of the contribution from the acquired business completed in fiscal 2025, and an increase in average selling prices (which increased 5.7%) due to our product sales mix compared to the same period a year ago. Net revenue from Mobile product applications decreased by $15.5 million due to lower average selling prices (which decreased 12.0%) and a decrease in license revenue from certain of our IP, partially offset by an increase in units sold (which increased 9.3%).
Gross Margin
Gross margin as a percentage of net revenue was 45.3%, with gross margin of $133.3 million, for the three months ended March 2026, compared with 43.4%, with gross margin of $115.8 million, for the three months ended March 2025. The 190 basis point increase in gross margin as a percentage of net revenue for the three months ended March 2026 primarily was due to favorable product sales mix, the release of a customer rebate liability and a decrease in amortization of certain acquisition-related intangible assets that have reached the end of their useful lives.
Gross margin as a percentage of net revenue was 43.8%, with gross margin of $389.6 million, for the nine months ended March 2026, compared with 45.3%, with gross margin of $358.9 million, for the nine months ended March 2025. The net 150 basis point decrease in gross margin as a percentage of net revenue for the nine months ended March 2026 was primarily driven by the increase in amortization of acquisition-related intangibles, partially offset by an increase in revenue from the licensing of certain of our IP and the release of a customer rebate liability.
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
Operating Expenses
Research and Development Expenses. Research and development expenses increased $5.9 million to $94.5 million for the three months ended March 2026, compared with $88.6 million for the three months ended March 2025. The increase primarily was driven by higher personnel-related costs, including a $4.1 million increase in wages and related expenses due to increased headcount and a $3.8 million increase in share-based compensation. These increases were partially offset by a $1.5 million decrease in variable compensation.
Research and Development Expenses. Research and development expenses increased $30.8 million to $284.0 million for the nine months ended March 2026, compared with $253.2 million for the nine months ended March 2025. The increase primarily was driven by higher personnel-related costs, including an $8.9 million increase in wages and related expenses due to increased headcount and a $16.0 million increase in share-based compensation, as well as a $3.6 million increase in project-specific costs.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $14.9 million to $49.6 million for the three months ended March 2026, compared with $34.7 million for the three months ended March 2025. The increase was driven by share-based compensation, which increased $16.0 million, primarily attributable to forfeitures associated with the departures of certain executives in the third quarter of fiscal 2025, which did not recur in the current period. This increase was partially offset by a decrease of $1.8 million in variable compensation.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $9.4 million to $143.6 million for the nine months ended March 2026, compared with $134.2 million for the nine months ended March 2025. The increase was driven by share-based compensation, which increased $14.3 million, primarily attributable to forfeitures associated with the departures of certain executives in the third quarter of fiscal 2025, which did not recur in the current period. This increase was partially offset by an $8.2 million decrease in professional service fees, primarily due to reduced corporate project activity compared to the same period a year ago.
Interest and other income. Interest and other income includes interest income earned on our invested cash balances and other miscellaneous income.
Interest and other income was $3.3 million for the three months ended March 2026, a decrease by $1.4 million compared to the same period a year ago. The decrease was primarily driven by an overall reduction in our invested cash balances following the early repayment of our Term Loan Facility in the second quarter of fiscal 2025 and the cash paid for the Broadcom acquisition in the third quarter of fiscal 2025.
Interest and other income was $13.2 million for the nine months ended March 2026, a decrease of $9.8 million compared to the same period a year ago. The decrease was primarily driven by a $11.9 million reduction in interest income due to lower invested cash balances following the early repayment of our Term Loan Facility in the second quarter of fiscal 2025 and the cash paid for the Broadcom acquisition in the third quarter of fiscal 2025, partially offset by a $2.3 million increase in miscellaneous other income relating to a refund of amounts we paid previously to a third party.
Interest expense. Interest expense primarily includes interest expense on our debt, unused commitment fees on our revolving credit facility and amortization of debt issuance costs.
Interest expense was $5.8 million for the three months ended March 2026, and remained flat compared to the same period a year ago. See "Item 1. Condensed Consolidated Financial Statements (Unaudited) - Notes to Condensed Consolidated Financial Statements - Note 9. Debt and Revolving Credit Facility" for additional information.
Interest expense was $17.6 million for the nine months ended March 2026, a decrease of $16.7 million compared to the same period a year ago. The decrease primarily was driven by the early repayment of the Term Loan Facility in November 2024, which reduced interest expense relative to the prior year period. During the nine months ended March 2025, interest expense and amortization of debt issuance costs related to the Term Loan Facility were $19.2 million. See "Item 1. Condensed Consolidated Financial Statements (Unaudited) - Notes to Condensed Consolidated Financial Statements - Note 9. Debt and Revolving Credit Facility" for additional information.
Benefit from Income Taxes. The benefit from income taxes was $7.2 million and $5.6 million for the three months ended March 2026 and March 2025, respectively. The increase primarily was due to a favorable one-time adjustment from a multiyear research and development credit study and the impact of U.S. inclusion of foreign income.
The benefit from income taxes was $12.0 million and $44.6 million for the nine months ended March 2026 and March 2025, respectively. The decrease primarily was due to the absence of several significant one-time tax benefits recognized in the prior-year period, including a $14.1 million deferred tax benefit from a U.S. “check-the-box” election for our Israel subsidiary, and an $8.9 million benefit related to the fiscal 2018 deemed repatriation liability under the U.S. Tax Cuts and Jobs Act, or TCJA, following a U.S. Tax Court decision in Varian Medical Systems, Inc. v. Commissioner, as well as a $7.7 million deferred tax benefit related to inventory reserves transferred from foreign subsidiaries to the United States recognized during the nine months ended March 2025. See “Item 1. Condensed Consolidated Financial Statements (Unaudited) - Notes to Condensed Consolidated Financial Statements - Note 13. Income Taxes” for additional information.
On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law. The legislation includes a permanent extension and modification of certain provisions under the 2017 TCJA. Provisions effective for Synaptics beginning June 29, 2025, were reflected in the Company’s income tax provision for the nine months ended March 2026 and are not expected to have a material impact on the effective tax rate or cash flows. We will continue to monitor forthcoming U.S. Treasury and Internal Revenue Service guidance related to OBBBA and assess potential implications for future reporting periods.

The Organization for Economic Co-operation and Development, or OECD, introduced Pillar Two Model Rules for a global minimum tax of 15% applicable to large multinational corporations. Many countries in which we have business operations, including the United Kingdom, Hong Kong, Switzerland, and Japan, have implemented certain aspects of Pillar Two. The OECD and the implementing countries are expected to continue issuing more guidance and refining their laws. Based on the latest legislation and our current estimate, Pillar Two had no impact on our effective tax rate or cash flows for the first nine months of fiscal 2026. We will continue to evaluate the potential impact of these developments as additional guidance is issued and further local enactments occur.
Liquidity and Capital Resources
Our cash and cash equivalents were $404.4 million and $391.5 million as of March 2026 and June 2025, respectively.
We consider almost all of the earnings of our foreign subsidiaries as not indefinitely invested overseas and have made appropriate provisions for income or withholding taxes that may result from a future repatriation of those earnings. As of March 2026, $277.3 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be able to repatriate substantially all of these funds without a material impact on our provision for income taxes.
Cash Flows from Operating Activities. Net cash provided by operating activities during the nine months ended March 2026 was $81.8 million compared with cash provided by operating activities of $84.8 million during same period a year ago. For the nine months ended March 2026, the primary operating activities were adjustments for non-cash charges of $227.0 million and net cash outflows of $101.8 million from changes in our operating assets and liabilities. The primary drivers of the change in operating assets and liabilities relate to an increase of $32.2 million in accounts receivable related to the timing of collections and billings and an increase of $20.8 million in net inventories. Our inventory levels will vary based on the availability of supply and the impact of variations between forecasted and actual demand. In addition, there was a decrease of $18.9 million in accounts payable due to the timing of payments made to our vendors.
During the three months ended March 2026 and March 2025, our days sales outstanding was 50 days and 45 days, respectively. Annualized inventory turns decreased to approximately three for the three months ended March 2026, compared to approximately four for the same period a year ago.
Cash Flows from Investing Activities. Net cash provided by investing activities was $25.3 million during the nine months ended March 2026, which primarily consisted of $61.0 million in proceeds from maturities of short-term investments which were not subsequently reinvested in short-term investments, and purchases of property and equipment of $35.7 million, primarily driven by expansion in certain of our facilities from our Broadcom transaction in fiscal 2025.
Net cash used by investing activities was $289.0 million during the nine months ended March 2025, which primarily consisted of $198.8 million, the majority of which we paid to acquire certain assets from Broadcom and the purchase of $61.0 million in short-term investments.
Cash Flows from Financing Activities. Net cash used by financing activities was $93.9 million for the nine months ended March 2026, which primarily consisted of $82.6 million in repurchases of our common stock and $32.7 million used for payroll taxes on the delivery of the underlying shares for share-based awards, partially offset by a $14.0 million refund of deposit previously paid to a vendor.
Net cash used by financing activities was $313.0 million for the nine months ended March 2025, which primarily consisted of $583.5 million used to repay the remaining outstanding balance of our Term Loan Facility, $112.3 million used to repurchase our common stock, exclusive of excise taxes, and $49.9 million used for the payment of capped call transactions associated with our 2031 Notes, partially offset by $439.5 million in net proceeds from issuance of our 2031 Notes.

Liquidity
We have $350.0 million available under our revolving credit facility with a maturity date to be the earlier of November 2029 or three months prior to any maturity of our 2029 Notes. As of March 2026, there was no balance outstanding under this facility.
As of March 2026, our principal long-term debt obligations were $850.0 million.
Working Capital Needs. We believe our existing cash and cash equivalents, anticipated cash flows from operating activities and available credit under our revolving credit facility, will be sufficient to meet our working capital and other cash requirements, and our debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs associated with restructuring activities net of projected savings from those activities, costs related to protecting our intellectual property, the expansion of sales and marketing activities, timing of introduction of new products and enhancements to existing products, costs to ensure access to adequate manufacturing, costs of maintaining sufficient space for our workforce, the continuing market acceptance of our product solutions, purchases we make under our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our future long-term working capital needs, take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.
The undistributed earnings of our foreign subsidiaries are not currently required to meet our United States working capital and other cash requirements, but should we repatriate a portion of these earnings, we may be required to pay certain previously accrued state and foreign taxes, which would impact our cash flows.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the nine months ended March 2026, compared with our critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 28, 2026, the market risk related to interest rates on our cash and cash equivalents, and foreign currency exchange risks have not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 28, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer, as of March 28, 2026, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We assessed, with the participation of our Principal Executive Officer and Principal Financial Officer, any change in our internal control over financial reporting as of the end of the fiscal quarter covered by this Report.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
We refer you to the Company’s risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended June 28, 2025, for material risks that may affect our business. There have been no material changes from the risk factors previously disclosed.

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
During the three months ended March 2026, repurchases under our common stock repurchase program, excluding excise taxes, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
December 28, 2025 - January 24, 2026	44,503	$78.65	44,503	$102.7
January 25, 2026 - February 21, 2026	7,054	$85.06	7,054	$102.3
February 22, 2026 - March 28, 2026	468,376	$74.53	468,376	$67.4
Total	519,933
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the fiscal quarter ended March 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

SYNAPTICS INCORPORATED

Date: May 7, 2026	By:	/s/ Rahul Patel
	Name:	Rahul Patel
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Ken Rizvi
	Name:	Ken Rizvi
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

