Form 10-K
period 2026-06-27
SYNAPTICS Inc
filed 2026-08-10
CIK 817720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 27, 2026
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant (27,625,157 shares), based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 27, 2025 of $73.46, was $2,029,344,033. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of August 4, 2026, there were 39,106,986 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference
Portions of Part III of this Annual Report on Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

SYNAPTICS INCORPORATED
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 27, 2026

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K for the year ended June 27, 2026 (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements reflect our current expectations and projections including those relating to the proposed merger with onsemi and expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, including statements regarding our anticipated business trends and growth drivers in Core IoT and Edge AI, product development and integration activities, strategic and technology investments, operational discipline, backlog, demand conditions, and capital allocation initiatives. Such statements do not relate strictly to historical or current facts and may be identified by words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks summarized herein and identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections in this Annual Report and other risks as identified from time-to-time in our Securities and Exchange Commission reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations or any change in events, conditions or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions or other business combinations that had not been completed as of the date of this filing, including the proposed merger with onsemi.
Statements made in this report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “company” and “Synaptics” to refer to Synaptics Incorporated and its consolidated subsidiaries.

PART I
ITEM 1. BUSINESS
Overview
Synaptics designs and delivers artificial intelligence (“AI”)-native edge solutions that bring AI closer to end users and transform how we engage with intelligent, connected devices, whether at home, at work, or on the move. We are a strategic partner for many global original equipment manufacturers (“OEM”), offering standard and custom silicon and software platforms for Edge AI, Physical AI, wireless connectivity and human interface technologies. Our Synaptics Astra™ family of processors and wireless solutions combine embedded compute, connectivity, and multimodal sensing to support intuitive, secure, and seamless experiences. Our touch, biometrics, AI-enabled wireless connectivity, video, vision, audio, and speech processing solutions support the next generation of intelligent devices that enhance how people live, work, and interact with technology.
We were initially incorporated in California in 1986 and were re-incorporated in Delaware in 2002. Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. The fiscal years presented in this report are the 52-week periods ended June 27, 2026 and June 28, 2025, and the 53-week period ended June 29, 2024.
Pending Merger with ON Semiconductor Corporation
On June 25, 2026, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”), by and among Synaptics, ON Semiconductor Corporation, a Delaware corporation (“Parent” or “onsemi”), and Sonic Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into Synaptics (the “Merger”), with Synaptics surviving as a wholly-owned subsidiary of Parent (the “Surviving Corporation”). Subject to the terms and conditions set forth in the Merger Agreement, including approval of the Merger and the Merger Agreement at a special meeting of Synaptics stockholders, at the effective time of the Merger (the “Effective Time”), by virtue of the Merger, each share of Synaptics common stock outstanding immediately prior to the Effective Time, subject to certain limited exceptions provided in the Merger Agreement, shall be converted into the right to receive 1.350 validly issued, fully paid and non-assessable shares of onsemi common stock, par value $0.01 per share (“onsemi common stock”) (such number of shares of onsemi common stock per share of Synaptics common stock, the “Exchange Ratio,” and such consideration, the “Merger Consideration”). No fractional shares of onsemi common stock will be issued in connection with the Merger. Instead, any Synaptics stockholder who would otherwise be entitled to receive a fractional share of onsemi common stock will instead receive a cash payment (without interest) equal to such fraction multiplied by the “Average Parent Stock Price,” which is defined in the Merger Agreement as the average of the volume-weighted average trading prices per share of onsemi common stock on the Nasdaq Global Select Market on each of the five consecutive trading days ending on (and including) the trading day that is three trading days prior to the closing date (as reported by Bloomberg L.P. or another authoritative source mutually selected by the parties). The transactions contemplated by the Merger Agreement were unanimously approved by our Board of Directors, and the transaction is expected to close in mid-2027, subject to customary closing conditions, including approval by Synaptics stockholders and the receipt of required regulatory approvals.
Target Markets and Products
We are a leader in human interface technologies, enabling innovative and intuitive user experiences across a wide range of intelligent devices. Our portfolio includes Edge AI processors, wireless connectivity, touch controllers, biometrics, voice, audio, and multimedia products built on extensive research and development (“R&D”), a broad intellectual property portfolio and established supply chain partnerships. Designed for Physical AI and robotics, edge AI, smart home, industrial and automotive, personal computers (“PC”), and mobile applications, our solutions combine ease of use, functionality, performance and aesthetics to help make digital lives more productive, secure and enjoyable.
We focus on three primary markets. Our product offerings within those target markets are as follows:
Core IoT Applications Markets
Wireless
Our family of wireless connectivity solutions include advanced Wi-Fi®, Bluetooth®, Bluetooth Low Energy (“BLE”), Zigbee, Thread, Matter, Global Positioning System (“GPS”), Global Navigation Satellite System (“GNSS”), and Ultra Low Energy (“ULE”) to address broad Internet of Things (“IoT”) applications. Our devices help users connect seamlessly to multiple devices, such as home automation, multimedia streamers, security sensors, surveillance cameras, wireless speakers, gaming systems, drones, printers, wearable and fitness devices, and numerous other applications requiring a wireless connection.

Edge AI Processors
Our Synaptics Astra™ family of AI solutions include a scalable portfolio of intelligent edge processors designed to reduce latency, lower bandwidth usage and enhance security. Applications range from highly integrated microprocessor units (“MPU”) to high-performance microcontroller units (“MCU”) architected for AI-enabled edge systems. We also provide a standards-based open software framework, rapid prototyping kits, full-featured AI/machine learning (“ML”) toolkits and integration with Synaptics’ Wi-Fi® and Bluetooth® connectivity solutions. Our Astra Machina™ Foundation Series Modular development kits support the Synaptics SL-Series of high-performance embedded processors as well as the Synaptics Astra Machina™ Micro development kit for the SR100 Series of MCUs.

Integrated Solutions with Astra®, Connectivity, and Human Interface Products

By combining the AI processing power of the Astra® family with the robust wireless capabilities of the wireless connectivity portfolio and our Human Interface products, Synaptics delivers complete end-to-end solutions for intelligent, connected devices. This powerful integration enables OEMs to accelerate innovation across diverse IoT applications—such as smart home, industrial, Physical AI, robotics, consumer, and automotive—by leveraging low-latency AI processing at the edge alongside secure, seamless wireless connectivity. Whether deploying a voice-enabled smart assistant, a computer vision-enabled security device, or a multimodal sensor fusion system, developers can build faster using Synaptics’ comprehensive hardware-software platforms, including modular development kits, open software frameworks, and optimized AI/ML toolchains.
Enterprise and Automotive Applications Markets
Biometric Fingerprint
Our Natural ID® family of capacitive-based fingerprint identification products is designed to support security and user convenience across a wide range of devices, including notebook PCs, peripherals and automobiles. Natural ID® is designed for seamless integration into end products and is available in multiple form factors, colors and materials. These options give manufacturers the flexibility to position sensors on the front, back or side of devices in ways that support security, usability, and alignment with their aesthetic and functional design goals.
Video Interface
Our video interface solutions—featuring DisplayLink® and DisplayPort® portfolio—are designed to simplify connectivity to external displays while maintaining broad compatibility and performance. Supporting the latest versions of major protocols, connectors and operating systems, our solutions help manufacturers with flexibility to enable seamless, high-quality video experiences across a wide range of devices. Application for these devices is broadening beyond PC peripherals into new categories such as humanoids, robotics, and extended reality.
Robotics and Physical AI
Our Touch controller solutions bring human-like touch capabilities to robotics and humanoid use cases. By combining high-sensitivity capacitive sensing with real-time Edge AI processing delivered by the Synaptics Astra™ processor platform, our solutions enable a range of interactions, from detecting subtle textures to securely gripping delicate or heavy objects. Additionally, our high-speed interface technology helps transmit high-quality video with low latency and is designed to support 4K displays for robotics and humanoid applications.
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
Mobile Applications Markets
With more than 500 touch-related patents and full support for next-generation organic light emitting diode (“OLED”) technologies, Synaptics offers advanced touch solutions for mobile applications. Our technology is designed to deliver responsive, high-performance touch experiences that enhance device usability, support cutting-edge displays and elevate the user experience across smartphones, tablets and more.
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
In January 2025, we acquired certain assets and obtained non-exclusive licenses relating to Broadcom Inc.’s (“Broadcom”) Wi-Fi technology. This transaction is intended to accelerate our Edge AI strategy and next-generation products and technology for the IoT markets. The acquired assets primarily include non-exclusive licenses to three developed technology products and the right to obtain licenses for eight roadmap technology intangible assets expected to be delivered at various dates through May 2028. In connection with this transaction, we also acquired certain employees from Broadcom. The expected strategic benefits of this transaction are as follows:
•Accelerates Edge AI strategy: Enhances our ability to deliver end-to-end AI and IoT connectivity solutions for edge devices.
•Expands our wireless product roadmap: Adds Wi-Fi 8 combo, GPS, GNSS, and Wi-Fi 7 combo products to strengthen our wireless portfolio over the next five years.
•Increases addressable market: Expands serviceable wireless market to include augmented and virtual reality (AR/VR) platforms, Android® smartphones and consumer audio.
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
Grow in the Edge AI Market
As AI moves from the data center to the edge, we intend to capitalize on this trend and the growth of the market, including connectivity and processor solutions, AI-native edge applications, Physical AI, robotics, industrial, extended reality and wearables. We will build upon our existing innovative, intuitive and intelligent semiconductor product solutions portfolio and continue to address the evolving portability, connectivity, security and functionality requirements of these new markets. We will offer our solutions to existing and potential customers to enable increased functionality, reduced size, lower cost, simplified security, enhanced industrial design features and to expand the user experience of our OEMs’ products. We plan to use our existing technologies, as well as proactively pursue new technologies as new markets evolve, demanding new solutions.
The semiconductor industry is driving transformation across applications with the use of AI. Our solutions help customers to integrate AI into their Edge devices and applications. Since 2017, Synaptics has developed products with integrated neural processing engines to help customers in advancing their AI capabilities. We intend to capitalize on the Edge AI and Physical AI opportunities with our processor solutions.
Pursue Strategic Relationships and Acquisitions
We intend to develop and expand our strategic relationships to enhance our ability to offer value-added semiconductor product solutions to our customers, penetrate new markets and strengthen the technological leadership of our product solutions. Subject to the restrictions and consent requirements under our Merger Agreement with onsemi during the interim period of the pending transaction, we also intend to evaluate potential acquisitions of companies and assets to expand our technological expertise and to establish or strengthen our presence and product offerings in selected target markets.
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
Certain R&D programs focus on the development of accurate, easy-to-use, reliable and intuitive human experiences for electronic devices. Our interface technologies are designed to enhance a diverse array of products, and we believe the interface is a key factor in the differentiation of many of our products. Edge AI is a focus area for us in enabling improved performance and enhanced user experience in many of these products. We believe our technologies enable us to provide customers with product solutions that offer advantages over alternative technologies in terms of functionality, size, power consumption, durability and reliability. We also intend to pursue strategic relationships and acquisitions to enhance our R&D capabilities, leverage our technology and shorten our time to market with new technological applications.
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
Customers
Our customers include many of the world’s largest mobile and PC OEMs, based on unit shipments, as well as many large Edge AI IoT OEMs, automotive manufacturers and a variety of consumer electronics manufacturers. Our demonstrated track record of technological leadership, design innovation, product performance, cost-effectiveness and on-time deliveries has contributed to our position as a go-to supplier of human experience semiconductor product solutions. We believe our strong relationship with our OEM customers, many of which are also currently developing product solutions, aligned with our target markets, will continue to position us as a preferred partner.

We generally supply our products to OEMs through their contract manufacturers and original design manufacturers (“ODM”), supply chain partners or distributors. We consider both the OEMs and their contract manufacturers or supply chain partners to be our customers, as well as in some cases, our distributors. Both the OEMs and their partners may determine the design and pricing requirements and make the overall decision regarding the use of our semiconductor product solutions in their products. The contract manufacturers and distributors place product purchase orders with us, take title to the products upon delivery and pay us directly for those purchases. The majority of these customers do not have return rights except under applicable warranty provisions.
Sales and Marketing
We sell our product solutions for incorporation into the products of our OEM customers. We generate sales through direct sales employees as well as outside sales representatives, distributors and value-added resellers. Our sales personnel receive substantial technical assistance and support from our internal technical marketing and engineering resources due to the highly technical nature of our product solutions. Sales frequently result from multi-level engagements that involve our senior management, design engineers and sales personnel interacting with our customers’ decision makers throughout the product development and order process.
See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 17. Revenue” for additional information on revenue by geographic location and product category.
Manufacturing
We employ a fabless semiconductor manufacturing platform through third-party relationships. We currently utilize third-party semiconductor wafer manufacturers to supply silicon wafers integrating our proprietary design specifications. The completed silicon wafers are forwarded to third-party package and test processors for further processing into die and packaged ASICs, as applicable, which are then used in our custom module products or offered as an ASIC-based solution.

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
Our third-party contract manufacturers and semiconductor fabricators are predominantly Asia-based organizations. We generally provide our contract manufacturers with six-month rolling forecasts of our production requirements. As a result of past supply constraints and capacity shortages affecting the global semiconductor industry, we entered into long-term capacity and pricing agreements with certain suppliers. Our reliance on these parties exposes us to vulnerability owing to our dependence on a few sources of supply. In some cases, we have alternative sources of supply to mitigate supplier risk. We may establish relationships with other contract manufacturers to reduce our dependence on any single source of supply.
Periodically, we purchase inventory from our contract manufacturers when a customer delays its delivery schedule or cancels its order. In such circumstances, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value. We charge write-downs to reduce the carrying value of obsolete, slow moving and non-usable inventory to its net realizable value and charge such write-downs to cost of revenue. We also record a liability and charge to cost of revenue the estimated losses on inventory we are obligated to purchase from our contract manufacturers when such losses become probable from customer delays or order cancellations. In addition, the impact of entering into long-term capacity agreements could create a significant inventory write-down if the end customer demand substantially declines.
Competition
We compete against many global and local companies. To win, we focus on delivering exactly what our customers need: top-quality products, advanced technology, strong technical support, flexible global delivery, reliable supply and competitive pricing. Across our product end markets, our principal competitors include:
•Processor manufacturers – MPU and MCU makers
•Wireless connectivity providers – Wi-Fi, Bluetooth, BLE, Zigbee, Thread, ULE
•Touch sensor and IC manufacturers
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
As of June 2026, we held 2,344 active patents and 661 pending patent applications worldwide that expire between 2026 and 2046. Collectively, these patents and patent applications cover various aspects of our key technologies, including those for touch sensing, voice processing, secure biometrics, display drivers, touch and display integration, docks and adapters, video interfaces, wired and wireless connectivity, audio processing, video processing, edge computing, open AI tools and computer vision. Our proprietary firmware and software, including source code, are protected by copyright laws and trade secret laws.
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

Human Capital and Workforce Management
Our company is built on the collective contributions of employees from many countries, religions and ethnic backgrounds. People are our most critical asset and the core component behind our success. We aim to attract, develop, retain and motivate the world’s best talent. As of June 2026, we employed approximately 1,700 employees. Our workforce is distributed globally across 15 countries with 21% of our employees located in North America, 70% located in Asia Pacific and 9% located in Europe and the Middle East. Our company attributes differentiate us in the market and have resulted in a lower voluntary attrition rate relative to benchmark data and a higher retention rate in fiscal 2026. Our employee average tenure globally is approximately nine years.
Our Board of Directors and its committees provide oversight on specific workforce management matters including leadership development, management depth and strength, people engagement and inclusion, and our employee experience survey results. The Audit Committee is responsible for monitoring our business risks and our company’s Code of Conduct. The Nominations and Corporate Governance Committee oversees our Corporate, Governance and Sustainability (“CGS”) strategy, including talent attraction, retention and inclusion and belonging. The Compensation Committee provides oversight of our overall compensation philosophy, policies and programs and assesses whether our compensation establishes appropriate incentives for executive officers and other employees.
Competitive Compensation and Benefits
We provide competitive benefits related to health, wellness, mental health and family resources designed to meet the needs of our diverse global workforce. Our robust pay for performance philosophy and compensation framework reward high performance. We align executive compensation with our corporate strategies, business objectives and the creation of long-term value for our stockholders without encouraging unnecessary or excessive risk-taking.
We are committed to proactively caring for the well-being of our employees in an engaging and meaningful way. The majority of our workforce participated in health and wellness related events last year, such as global virtual runs and challenges, promoting healthy behavior while raising money for local charities. In fiscal 2026 we added Unplugged Days for all employees to take the day off and create the opportunity to rest and recharge simultaneously. We also provided opportunities for employees to donate or volunteer their time through various philanthropic programs and events, including a Global Day of Impact in which more than 1,000 employees volunteered in their local communities. Additionally, we supplemented our wellbeing platform that provides access to various physical and mental health resources with an additional global benefit providing access to individualized coaching and therapy. We continuously provide team building and well-being activities onsite in our global offices.
We conduct organizational health surveys designed to assess employee engagement, leadership, work environment and culture. We held an average response rate of 92% for fiscal 2026, which we view as indicative of a high-level of employee engagement.
We invest in our employees and their professional development by providing opportunities to learn through technical, compliance and other professional training, including through semi-annual development conversations between employees and managers to ensure employees have individualized career discussions that align both with organizational and professional development goals. We make customized learning pathways available through a global platform where all employees can take courses to grow their skill sets. With an added focus on developing our leaders, our people managers received additional focused resources and training.
To ensure we are building leadership strength and capabilities for the future, we have robust talent assessment discussions where high-performing and high potential employees are identified for future growth opportunities as well as succession planning for future critical leadership positions.
We strive to provide a rich and inclusive environment that values a wide array of skills, backgrounds and perspectives. Our goal is to cultivate an environment that allows for and encourages all employees to collaborate and participate equally to foster individual and company growth and innovation. As of June 2026, 19% of global employees, 21% of senior executive leadership positions and 33% of our Board of Directors identified as female. We continue to invest in programs that foster a respectful, inclusive and collaborative work environment that reflect the diverse cultural backgrounds represented in our global offices.
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
Information About Our Executive Officers
The following table sets forth certain information regarding our executive officers as of August 10, 2026:

Name	Age	Position
Rahul Patel	57	President and Chief Executive Officer
Lisa Bodensteiner	64	Senior Vice President, Chief Legal Officer and Secretary
Satish Ganesan	51	Senior Vice President and General Manager of Edge Interface and Sensing Division and Chief Strategy Officer
Vikram Gupta	57	Senior Vice President and General Manager, Edge Compute and Connectivity Division and Chief Product Officer
Ken Rizvi	51	Senior Vice President and Chief Financial Officer
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
Satish Ganesan has been the Senior Vice President and General Manager of Edge Interface and Sensing Division since January 2026. Mr. Ganesan was the Senior Vice President and General Manager of Intelligent Sensing Division until December 2025. Mr. Ganesan joined Synaptics in November 2019 as our Chief Strategy Officer. Prior to joining our company, Mr. Ganesan served as Chief Product Officer of Keyssa Inc., a wireless startup focused on short range connectivity, from May 2017 to October 2018. Before that, he held several executive positions focused on IoT and mobile strategy and product marketing at Broadcom Limited from August 2007 to November 2010 and January 2014 to February 2016. He also served as Director, Product Management & Product Marketing at Tilera Corporation from December 2011 to December 2013. He spent his early career in various engineering roles at Xilinx and holds more than 10 US patents. Mr. Ganesan received his Bachelor of Science in Electrical and Electronics Engineering from BITS, India and his Master of Science in Computer Engineering from the University of Cincinnati.
Vikram Gupta has been the Senior Vice President and General Manager of Edge Compute and Connectivity Division since January 2026. Mr. Gupta was the Senior Vice President and General Manager of IoT Processors Division until December 2025. Prior to joining Synaptics, Mr. Gupta was the SVP and GM of IoT Compute and Wireless Business Lines for Infineon Technologies, a manufacturer of semiconductor solutions, from April 2020 to November 2022, where he led the integration and transformation efforts for the over $1.0 billion multi-site business with three product lines following Infineon’s acquisition of Cypress Semiconductor, where he served as VP of Engineering of the IoT Business Unit from 2016 to 2019 and SVP and GM of the IoT Business Unit from 2019 to 2020. Prior to Cypress Semiconductor, Mr. Gupta navigated a progressive tenure with Broadcom, advancing in leadership and responsibility across both engineering and business. Earlier in his career he was a co-founder of Zeevo, a developer of SOC solutions for Bluetooth and other wireless communications applications, which was ultimately purchased by Broadcom. He holds a Bachelor’s degree in Electrical and Electronics Engineering from Birla Institute of Technology & Science in India and a Master’s Degree in Electrical Engineering from the University of Hawaii at Manoa.
Ken Rizvi has been the Chief Financial Officer of our company since July 15, 2024. Prior to joining our company, Mr. Rizvi served as Senior Vice President and Chief Financial Officer of Penguin Solutions, Inc. (previously named SMART Global Holdings), a company that designs, builds, deploys and manages high-performance, high-availability enterprise solutions for its customers, from February 2021 to June 2024. Prior to joining Penguin Solutions, Mr. Rizvi served as Senior Vice President and Chief Financial Officer of UTAC Holdings Ltd., a global semiconductor assembly and test services provider, from June 2018 until February 2021. He served as Senior Vice President and Chief Financial Officer at Isola Group, a global materials sciences company, from August 2016 to June 2018. Prior to Isola, Mr. Rizvi held senior leadership roles at Micron Technology, Inc. and onsemi. He has also served as an associate with Technology Crossover Ventures and as an investment banker at Morgan Stanley. Mr. Rizvi holds an Executive Master of Business Administration from the W.P. Carey School of Business at Arizona State University and a Bachelor of Arts in Economics from Yale University.
Available Information
On the Investor Relations pages of our website, www.synaptics.com, we make available, free of charge, all our Securities and Exchange Commission (“SEC”) filings, corporate governance information, including our Code of Conduct and our Board Committee Charters.
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
Risks Related to Proposed Merger between Synaptics and onsemi
The completion of the proposed Merger with onsemi may be delayed or not occur at all for a variety of reasons, including that the Merger Agreement is terminated, and the failure to complete the Merger could adversely affect our business, financial condition and results of operations and the market price of our common stock.
The completion of the proposed Merger with onsemi is subject to customary closing conditions, some of which are beyond our and onsemi’s control, including (1) the approval of the Merger Agreement by the holders of a majority of the shares of our common stock outstanding and entitled to vote (the “required Stockholder Vote”), (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), and the approval of the Merger under certain other antitrust and foreign investment regimes, (3) the absence of any order, injunction or law of certain jurisdictions prohibiting the Merger, (4) the effectiveness of the registration statement pursuant to which shares of onsemi common stock to be issued in the Merger will be registered with the SEC, (5) the approval for listing on the Nasdaq Global Select Market of shares of onsemi common stock to be issued in the Merger, (6) the accuracy of the other party’s representations and warranties, subject to certain materiality and other standards set forth in the Merger Agreement, (7) compliance in all material respects with the other party’s covenants and other obligations under the Merger Agreement, (8) the absence of a continuing material adverse effect with respect to each of us or onsemi, and (9) the receipt by each party of customary closing tax opinions regarding the intended tax treatment of the Merger. There can be no assurance that the Merger will be completed in the expected timeframe, or at all. Subject to the terms and conditions of the Merger Agreement, the parties have agreed to use reasonable best efforts to take all actions reasonably necessary to consummate the Merger, including obtaining all required or necessary consents, approvals or waivers from third parties, and cooperating to obtain the regulatory approvals necessary to complete the Merger.
The Merger Agreement may be terminated under certain circumstances, including (1) by either us or onsemi if the Merger is not completed by June 25, 2027, which date may be extended for up to three periods of three months each, in each case under certain circumstances (the “End Date”), (2) by either us or onsemi if any court or governmental authority of a specified jurisdiction has issued a final non-appealable order or injunction prohibiting the Merger, (3) by onsemi prior to the required Stockholder Vote if our Board of Directors fails to include in our proxy statement its recommendation to stockholders to vote in favor of the adoption of the Merger Agreement or changes its recommendation, (4) by us prior to the required Stockholder Vote in order to accept a Superior Proposal (as defined in the Merger Agreement) (subject to payment of a termination fee, described below), (5) by either us or onsemi if we fail to receive the required Stockholder Vote at our stockholder meeting (including any adjournments and postponements thereof), or (6) by either party if the other party materially breaches its covenants, or breaches its representations and warranties, in the Merger Agreement such that the applicable conditions to closing would not be satisfied, subject in certain cases to the right of the breaching party to cure the breach. We and onsemi may also terminate the Merger Agreement by mutual written consent.
Upon termination of the Merger Agreement, we, under specified circumstances, including termination by us to accept a Superior Proposal or by onsemi following a change in recommendation by our Board of Directors, will be required to pay onsemi a termination fee of $235.0 million (the “Synaptics Termination Fee”). Additionally, onsemi, under specified circumstances, including termination following an injunction arising in connection with certain antitrust or foreign investment laws, or failure to receive certain required regulatory approvals of specified governmental authorities by the End Date, will be required to pay us a regulatory termination fee of $320.0 million (the “onsemi Regulatory Termination Fee”).
We and onsemi may also be subject to lawsuits or other demands challenging the Merger or certain disclosures made with respect thereto, and adverse rulings in these lawsuits, or the existence or pendency of these matters, may delay or prevent the Merger from being completed or require us or onsemi to incur significant costs to defend or settle these matters. Any delay in completing the Merger could cause us to fail to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Merger is successfully completed within the expected time frame.

If the Merger is not completed, or if there are delays in completing the Merger, our business, financial condition, results of operations and the market price of our common stock may be adversely affected in a number of ways, including:
•the market price of our common stock may decline to the extent that the current market price reflects an assumption that the Merger will be completed;
•if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we would be required to pay a termination fee as described above;
•we have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not completed, as well as other significant expenses that may not be recoverable if the Merger is not completed;
•the attention of our management will have been diverted to the Merger rather than our own operations and pursuit of other opportunities that could have been beneficial to us; and
•we may experience negative publicity and/or reactions from our investors, employees, customers, suppliers, distributors and other business partners.
The completion of the proposed Merger is subject to the satisfaction or waiver of closing conditions contained in the Merger Agreement, including certain regulatory approvals which may not be received, may take longer than expected or the receipt of which may impose conditions that are not presently anticipated or that cannot be met, and if these closing conditions are not satisfied or waived, the proposed Merger will not be completed.
Various consents, clearances, approvals, authorizations and declarations of non-objection, or expiration of waiting periods (or extensions thereof), from certain regulatory and governmental authorities in the United States and certain other jurisdictions are conditions to completing the proposed Merger. Regulatory and governmental entities may impose conditions on their respective approvals, in which case lengthy negotiations may ensue among such regulatory or governmental entities, us and onsemi, and we and onsemi may not be required under the terms of the Merger Agreement to accept such conditions. Such conditions, any such negotiations and the process of obtaining such regulatory approvals, consents or clearances, including any potential changes to the terms of the Merger, could have the effect of delaying or preventing the completion of the Merger.
Subject to the terms of the Merger Agreement, we have agreed to use our reasonable best efforts to take all actions necessary to consummate the Merger, including obtaining all required or necessary consents, approvals or waivers from third parties, and cooperating to obtain the regulatory approvals necessary to complete the Merger. Nonetheless, certain conditions to the completion of the Merger are not within our or onsemi’s control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). There can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the Merger will be completed in a timely manner or at all. Even if regulatory approvals are obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the Merger or otherwise have an adverse effect on our business, financial condition, results of operations and the market price of our common stock.
Failure to realize the anticipated benefits of the Merger, delay in realizing those benefits, or significant challenges in integrating our company with onsemi could have an adverse effect on the price of onsemi common stock that our stockholders will own following the completion of the Merger.
We and onsemi have operated and, subject to and until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on our and onsemi's ability to successfully integrate our respective operations in a manner that results in various benefits and that does not materially disrupt existing business and strategic relationships or result in a loss of customers. The process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of the combined company's businesses. Inconsistencies in standards, controls, procedures and policies could adversely affect the combined company. The diversion of management's attention and any delays or difficulties encountered in connection with the Merger and the integration of our company’s and onsemi's operations could have an adverse effect on the business, financial condition, results of operations and prospects of the combined company. If we and onsemi experience difficulties in the integration process, including those listed above, we may not fully realize the anticipated benefits of the Merger in a timely manner or at all, and the price of onsemi common stock to be issued to our stockholders in the Merger could be adversely affected.
Uncertainty about the Merger may adversely affect relationships with our customers, suppliers, service providers, partners, consultants, and other business counterparties, whether or not the Merger is completed.
In response to the announcement of the Merger, our existing or prospective customers, suppliers, service providers, partners, consultants, and other business counterparties may:
•delay, defer, or cease entering into a business relationship with us or the combined company;
•terminate their relationships with us or the combined company;
•delay or defer other decisions concerning us or the combined company; or
•seek to change the terms on which they do business with us or the combined company.
Any such delays or changes to terms could materially harm our business or, if the Merger is completed, the business of the combined company. Losses of customers, suppliers, service providers, consultants or other important strategic relationships could have a material adverse effect on our business, financial condition and results of operations. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining the requisite regulatory approvals or the approval of our stockholders.
As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company. As a result, key employees may depart because of such uncertainty or a desire not to remain with onsemi following the completion of the Merger.
As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company, or decide that they do not want to continue their employment with the combined company. As a result, key employees may depart because of such uncertainty or a desire to not remain with onsemi following the completion of the Merger. Losses of officers, key employees or other employees could materially harm our business, results of operations and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger. We may also experience challenges in hiring new employees during the pendency of the Merger, or if the Merger Agreement is terminated, which could harm our ability to grow our business, execute on our business plans or enhance our operations. If the Merger is consummated, the combined company may be less attractive to current and prospective employees, which could harm the business and prospects of the combined company.
Restrictions under the Merger Agreement may adversely affect our business and operations.

Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger which may adversely affect our ability to execute certain of our business strategies, including, but not limited to, making material acquisitions, disposing of material assets, entering into material agreements, making capital expenditures in excess of specified amounts, repurchasing our capital stock or other equity securities, issuing additional capital stock or other equity securities, or incurring additional indebtedness (in each case, subject to certain exceptions). These limitations may have adverse effects on our existing or planned relationships with our existing or prospective customers, suppliers, service providers, consultants and employees, which could adversely affect our business and operations prior to the completion of the Merger.
Because the consideration to be received by our stockholders in connection with the Merger will include a fixed number of shares of onsemi common stock, and the market price of such shares has fluctuated and will continue to fluctuate, our stockholders cannot be sure of the value of the consideration they will receive in the Merger.

Under the Merger Agreement, at the effective time of the Merger, each share of our common stock (other than each share of our common stock held in treasury or held or owned by our subsidiaries, onsemi or any of its subsidiaries immediately prior to the effective time of the Merger) issued and outstanding immediately prior to the effective time of the Merger will be cancelled and converted into the right to receive 1.350 fully paid and non-assessable shares of onsemi common stock. The market value of the consideration our stockholders will receive in the Merger will therefore fluctuate with the market price of onsemi common stock. The implied value of the Merger Consideration to our stockholders has fluctuated since the date of the announcement of the Merger Agreement and will continue to fluctuate until the date the Merger is completed, which could occur a considerable amount of time after the date hereof.

onsemi's share price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in onsemi's and our respective businesses, operations and prospects, risks inherent in the respective businesses, changes in market assessments of the likelihood that the Merger will be completed and/or the value that may be generated by the Merger and changes with respect to expectations regarding the timing of the Merger and regulatory considerations. Many of these factors are beyond both our and onsemi's control. In particular, the market price of onsemi common stock has declined since the Merger Agreement was entered into and may continue to decline, which has decreased, and may continue to decrease, the value of the Merger Consideration.
The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer from making a favorable alternative transaction proposal to us and, in specified circumstances, could require us to pay a substantial termination fee to onsemi.
Under the Merger Agreement, we are subject to customary "no-shop" restrictions and are not permitted, subject to certain exceptions set forth in the Merger Agreement, to initiate, solicit or knowingly encourage or facilitate any inquiries or the making of any proposal or offer by or with a third party with respect to an acquisition proposal and to furnish nonpublic information to, or engage in discussions or negotiations with, a third party interested in pursuing an alternative business combination transaction. Further, our Board of Directors has agreed to include in the proxy statement for the Merger its recommendation that our stockholders vote in favor of the Merger, subject to exceptions for superior proposals and other situations where failure to effect a recommendation change would be inconsistent with our Board of Directors' fiduciary duties. Upon the termination of the Merger Agreement under specified circumstances, including, among others, the termination by onsemi in the event of a Change of Recommendation (as defined in the Merger Agreement) by our Board of Directors, we would be required to pay onsemi the Synaptics Termination Fee. Such provisions of the Merger Agreement could discourage or deter a third party that may be willing to pay more than onsemi for our outstanding common stock from considering or proposing such an acquisition of our company.
Litigation may arise in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management's attention and otherwise materially harm our business.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements and/or their directors and officers. A negative outcome in any such lawsuit could result in substantial costs to us, including any costs associated with the indemnification of directors and officers. Regardless of the outcome of any future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of their business. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our business relationships or otherwise materially harm our operations and financial performance.
Shares of onsemi common stock to be received by our stockholders as a result of the Merger will have different rights from shares of our common stock.
Upon consummation of the Merger, our stockholders will no longer be stockholders of our company, but will instead become stockholders of onsemi, and their rights as stockholders will be governed by onsemi’s certificate of incorporation and bylaws. The terms of onsemi’s certificate of incorporation and bylaws may be materially different than the terms of our amended and restated certificate of incorporation and amended and restated bylaws, which currently govern the rights of our stockholders.
Risks Related to Our Industry and Business
We depend on the Core IoT, Enterprise and Automotive and Mobile product applications markets for a substantial portion of our revenue. These are cyclical, competitive and evolving markets that are subject to volatility, economic risk and uncertain growth, which may materially affect our business, revenue, operating results and financial condition.
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
As a global company headquartered in the U.S., we are subject to complex and evolving U.S. and foreign laws and regulations governing import, export, trade restrictions and economic sanctions. These restrictions may prohibit sales to certain countries, entities, or individuals, or require export licenses for certain technologies. Many of our customers, suppliers and contract manufacturers are foreign companies or have significant foreign operations, and many of the components used in our products are sourced from Asia.
Tariffs on imported components, especially from Asia, could increase our production costs, disrupt supply chains, or make our products and our customers’ end products less competitive in global markets. For example, in calendar 2025 and 2026, the U.S. government announced new tariffs on imports from several countries, including China, prompting reciprocal tariffs. Tariffs on our customers’ products may reduce their global competitiveness, particularly in China. Some OEMs in our industry have responded with short-term price adjustments and shifted production and sourcing outside of China. Additionally, in January 2026, the U.S. government implemented a 25% tariff on certain imported semiconductors and chips not intended for use in the U.S. These policies and the continued uncertainty and ongoing developments around trade policy could materially impact our sourcing strategy and component costs, increase our manufacturing costs or require changes to our supply chain operations. Moreover, these tariffs and any other trade restrictions imposed on our customers or suppliers could adversely affect our financial results and position through reduced demand for our products and solutions, cancelled orders, supply chain disruptions, increased transaction costs, and increased expenses. If the United States’ relationship with countries subject to increased tariffs results in additional trade disputes, trade protection measures, retaliatory actions and increased barriers, policies that favor domestic industries, or increased import or export licensing requirements or restrictions, then our deployment of resources in jurisdictions affected by such measures could be misaligned and our operations may be adversely affected. We are actively evaluating strategies to mitigate such risks, including potential sourcing diversification or partnerships with U.S.-based manufacturers.
Geopolitical instability, including in the Middle East, Taiwan, or U.S.-China relations, could disrupt access to critical markets or destabilize key supply chain and logistics corridors. For example, the ongoing conflict and military escalations involving the United States, Israel, Iran and other countries in the Middle East and beyond have increased geopolitical tensions and uncertainty across the broader region, including sanctions and restrictions affecting key transportation routes such as the Suez Canal and the Strait of Hormuz, contributing to volatility in global energy prices. As a result, we may experience disruptions to transportation routes and supply chains, including those involving third-party vendors, as well as higher transportation and logistics costs and broader inflationary pressures, which could adversely affect our revenue and gross margin. The extent and duration of these impacts remain uncertain, and further escalation and continued duration could materially and adversely affect our business and financial results. Continuation or escalations of hostilities could also trigger new or expanded U.S. sanctions or export controls affecting parties or regions with which we do business. The developments could lead to delayed shipments, increased costs, or reduced revenue in impacted markets.
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
Failure to innovate, keep pace with customer expectations and win key design opportunities, convert such opportunities into sales, or offer compelling features at competitive prices could materially harm our market position and financial performance.

We are exposed to risks related to the use of artificial intelligence by us and our competitors.
We are integrating AI and ML technologies into our products, services, and internal processes, including in edge computing, voice and vision interfaces, and wireless connectivity. The rapid pace of AI innovation may challenge our ability to remain competitive if we fail to keep pace with technological developments or if our competitors more effectively deploy AI. We must invest substantial resources to enhance and develop new technologies, including hiring and retaining skilled engineers, adopting advanced tools and scaling R&D. Even with investment, our technologies may fail to transition from development to cost-effective production or customers may choose competitors’ solutions due to price, performance or strategic alignment. While AI and ML technologies offer opportunities to enhance functionality and efficiency, they also present significant risks. These include unintended consequences, such as inaccurate or biased outputs, potential misuse by personnel, vulnerabilities in third-party AI tools and heightened scrutiny under evolving laws and regulations governing data privacy, algorithmic transparency and ethical AI use. Failure to comply with such regulations could result in enforcement actions, fines, or restrictions on our business. Additionally, the use of AI may expose us to intellectual property risks, including claims of infringement, misappropriation, or loss of proprietary information. Any of these risks could adversely affect our business, financial condition, or results of operations.
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
Our products are not sold directly to end users. Instead, our solutions are integrated into systems sold by OEMs and ODMs, often through contract manufacturers that serve them. A significant portion of our revenue is generated from a limited number of large customers. This concentration makes us highly dependent on the purchasing behavior of a few OEMs and ODMs and increases our exposure to revenue volatility. If any of these key customers reduce, cancel or stop placing orders, fail to renew an existing project or contract, or shift to a competing supplier for our high-volume products, our financial results could be adversely affected. The risk is heightened if customers are impacted by operational disruptions or trade restrictions, particularly in jurisdictions such as China. Because contract manufacturers often serve the same OEM, a reduction in demand from that OEM could significantly impact our revenue across multiple customer accounts. The adverse effect could be more substantial if we are unable to offset the loss by generating increased orders from other existing customers or by securing new design wins. Significant reductions in sales to our largest customers, the loss of other major customers, a general decrease in demand, or our failure to expand our customer base, particularly in key markets, would materially impact our future operating results.
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
Supply chain disruptions can also impact upstream demand for our solutions. Our products are used in complex devices and systems that depend on numerous components. Delays in one part of the chain can lead to a broader reduction in product builds that include our technologies. For example, the current global shortage and elevated pricing of certain memory components across the broader electronics supply chain have, at times, influenced the timing of orders for certain products, particularly for smaller customers. Limited visibility into future availability, timing, increased associated costs, and the potential for these conditions to persist could affect customer development timelines, purchasing behavior, production schedules, booking patterns, and the timing or visibility of orders in future periods. If these conditions persist, our customers’ ability to manufacture their end products may be limited, or they may adjust production schedules, delay product launches, or revise demand forecasts, which in turn could lead them to reduce, delay or cancel orders for our products, even when demand for their end products remains strong. Additionally, the current shortage and resulting price increase for memory components also may lead our customers to increase prices of their end products, which could lead to decreased demand for those products, ultimately negatively impacting orders for our products. If customers delay orders of our products for longer periods of time due to such supply conditions, or hold inventory of our products for longer periods of time, we could experience a decline in our revenue and excess inventory. In addition, we face ongoing risks from component and material shortages. Key inputs, including silicon wafers, substrates, and packaging materials, are sourced from a limited number of foreign suppliers. If these suppliers face capacity constraints, pricing shifts, or economic disruptions, we may be unable to obtain sufficient quantities or meet production timelines.
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
We rely on a combination of patents, trade secrets, trademarks, copyrights, and confidentiality agreements to protect our proprietary technologies. However, we cannot be certain that our technologies and products do not and will not infringe issued patents or other third-party proprietary rights. Patents may be challenged, invalidated, or circumvented. Trade secrets may be compromised if confidentiality measures fail or are not consistently applied, and trademark rights may be challenged or unenforceable in certain jurisdictions. Our protection efforts face limitations, particularly in foreign markets such as China, where IP enforcement is less predictable. In the past, we have not always required all employees, consultants, suppliers, or partners to enter into formal written agreements for the protection of our technology including confidentiality or invention assignment agreements, and some may seek to assert rights in our technologies or use them without authorization. The risk of inadvertent disclosure is further heightened by employee use of generative or third-party

AI tools. Any claims, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of management, and could require us to enter into royalty or licensing agreements, which may include terms that may not be commercially reasonable, which could have a material adverse effect on our business.
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
A substantial portion of our revenue is generated from customers located outside the United States, while a significant portion of our operating expenses, including R&D, supply chain and employee compensation, are denominated in foreign currencies such as the New Taiwan dollar, Indian Rupee, Japanese yen, Chinese yuan and Israeli shekel. Although we transact business predominantly in U.S. dollars and we invoice and collect our sales in U.S. dollars, fluctuations in exchange rates can materially impact our results of operations and financial position. A strengthening U.S. dollar could reduce the local currency revenue of our international customers, potentially weakening demand or triggering pricing pressure. Conversely, a weakening of the U.S. dollar could increase our cost of goods sold and operating expenses and cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services. In the future, customers may negotiate pricing and make payments in non-U.S. currencies. If our overseas vendors or customers require us to transact business in non-U.S. currencies, fluctuations in foreign currency exchange rates could affect our cost of goods, operating expenses and operating margins and could result in exchange losses. Moreover, our reliance on contract manufacturers and suppliers based in Asia subjects us to risks if their local currencies appreciate significantly. Exchange rate movements may also lead to gains or losses on intercompany balances, supplier payments or cash held in foreign subsidiaries. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results. Prolonged shifts in currency rates may make our products more expensive to produce or less competitive in certain markets. Accordingly, foreign currency fluctuations have and could continue to negatively affect our revenue, gross margins and operating income.
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
Risks Related to Other Acquisitions and Strategic Alliances
In addition to the risks described related to the Merger, any other acquisitions or strategic alliances that we undertake could be difficult to execute or integrate, may not achieve expected results, and could disrupt our business or dilute stockholder value.
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
We may also issue stock, incur debt, or assume contingent liabilities in connection with acquisitions, which could dilute stockholder value or increase our financial risk. If acquired businesses or investments underperform, we may not realize the intended strategic or financial benefits. For example, in fiscal 2026, we recorded a $6.8 million impairment charge related to in process research and development (“IPR&D”) acquired in fiscal 2025, reflecting management’s decision to cease development and commercialization activities for the technology. We also recorded a $5.0 million impairment charge related to the cost method investment due to a significant deterioration in earnings performance of the investee. Additional impairments may arise if other acquisitions or strategic partnerships do not meet our financial expectations.
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
We compete in a highly technical industry that requires a workforce with deep domain expertise in areas such as Edge AI, wireless IP, System on a Chip architecture, video processing and embedded firmware. Our future success depends on our ability to recruit, retain and develop highly skilled engineers, program managers and leadership across our global R&D centers, including in the United States, Taiwan, South Korea, Israel and India. The market for semiconductor engineering talent is highly competitive and employee attrition or difficulty hiring in key geographies could delay product development, reduce innovation or harm customer delivery schedules. In addition, restrictive immigration policies, labor market saturation or compensation pressures could affect our access to technical talent. Our compensation programs, which include cash and share-based compensation award components, have been instrumental in attracting, hiring, motivating and retaining qualified personnel. Our success depends on our continued ability to use our share-based compensation programs to effectively compete for engineering and other technical personnel and professional talent without significantly increasing cash compensation costs. We may also be impacted if a competitor recruits key employees, or we experience attrition in our senior leadership without adequate succession planning. Transitions in executive leadership may result in strategic business and operational changes, shifts in personnel priorities and/or uncertainty among employees, customers and investors. Any failure to effectively manage this transition, or to retain senior leaders in critical roles across the organization, could impact continuity, delay initiatives or reduce morale. Such turnover can also disrupt long-term customer relationships, strategic execution or internal governance.

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
Risks Related to Our Future Growth, Capital Requirements and Indebtedness
We may need to raise additional capital to support our growth, and failure to do so on acceptable terms could limit our ability to compete.
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
We have significant outstanding indebtedness, including our 4.000% Senior Notes due 2029 (the “Senior Notes”) and our 0.75% Convertible Senior Notes due 2031 (the “2031 Notes”). We may incur additional debt under our credit agreement or the indentures, which could amplify the risks described below.
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
The 2031 Notes require us to make cash payments upon conversion or a fundamental change, and we may not have sufficient liquidity to do so. Our ability to make scheduled payments of interest under our 2031 Notes, or to refinance such indebtedness, depends on our future performance, including sufficient cash flow from operations for debt service, which is subject to economic, financial, competitive and other factors beyond our control, including those described in this report. If our operating cash flow is insufficient, we may need to raise additional capital, sell assets, or restructure debt, which will depend on conditions in the capital markets and our financial condition at such time, among other factors, which could result in a default on our debt obligations or other material adverse effects on our business and financial condition. Subject to certain conditions, holders of the 2031 Notes can require us to repurchase their notes. Upon conversion of the 2031 Notes in accordance with their terms, other than paying cash in lieu of delivering any fractional shares, we will be required, under the default settlement method, to settle the principal amount of the 2031 Notes in cash, and any conversion involving cash settlement could significantly affect our liquidity.
The trading price of the 2031 Notes may also be volatile due to fluctuations in our common stock price, and there is currently no active trading market for the 2031 Notes. The 2031 Notes are currently convertible at the holders’ option. If the holders of the 2031 Notes elect to convert their notes during this period or any future period in which the notes become convertible, we may be required to make substantial cash payments and/or issue shares of common stock, which could adversely affect our liquidity and result in dilution to our stockholders.
The conversion of some or all of the 2031 Notes would dilute the ownership interests of our existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock. Historically, we have elected to satisfy our 2031 Note conversion obligations through the payment of cash in certain circumstances, the issuance of shares of common stock in other circumstances or a combination thereof, to such 2031 Note holders.
In addition, in connection with the issuance of each series of the 2031 Notes, we entered into capped call transactions with certain financial institutions to reduce the potential dilution to holders of our common stock upon any conversion or settlement of the 2031 Notes and/or offset any cash payments we are required to make above the principal amount of such 2031 Notes. The terms of the capped call transactions may be subject to adjustment in connection with the Merger. The counterparties to the capped call transactions or their respective affiliates may engage in hedging activities, such as buying or selling our common stock or related derivatives, which could negatively affect the market price of our common stock.
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
We are subject to U.S. federal, state and foreign income taxes in the various jurisdictions in which we do business, including U.S. taxes on certain foreign subsidiary earnings. Changes in tax laws or regulations, domestically or internationally, could adversely affect our effective tax rate, deferred tax assets, or overall financial condition. In particular, the Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two framework (“Pillar Two”) introduces a 15% global minimum tax that jurisdictions such as the United Kingdom, Hong Kong, Switzerland, and Japan have begun implementing. We currently do not anticipate a material impact to our fiscal 2026 tax rate or cash flows, but we will continue to monitor legislative developments and recognize any Pillar Two-related amounts as period costs.
In addition, the One Big Beautiful Bill Act (“OBBBA”), enacted on July 4, 2025, significantly amended the U.S. Internal Revenue Code, including permanently extending and modifying certain provisions originally enacted under the Tax Cuts and Jobs Act of 2017. Although the provisions currently effective for Synaptics have not had a material impact on our financial statements or cash flows, the interpretation and application of OBBBA will continue to evolve as additional guidance is issued by the U.S. Treasury Department and the Internal Revenue Service. Future legislative, regulatory, or administrative developments, as well as changes in our business operations or tax profile, could materially affect our effective tax rate, cash tax obligations, deferred tax assets, financial position, results of operations, and cash flows.
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
We have implemented cybersecurity processes, measures and controls to assist management in our assessment, identification and management of risks from cybersecurity threats. Our Information Security team monitors events, analyzes threats and coordinates our incident response pursuant to our incident response plan, which includes the process to be followed for reporting of incidents. Our cybersecurity risk management involves identifying information assets, assessing and prioritizing risks and employing various tools and techniques to identify and remediate threats. We also leverage third-party service providers to test and validate our existing processes and procedures. We conduct annual and ongoing security awareness and behavioral change training for employees to educate them on cybersecurity best practices and train them to recognize phishing attempts. We also assess and manage cybersecurity risks associated with third-party service providers, including those in our supply chain or vendors who have access to our data or systems. Our cybersecurity process is iterative, with regular reviews and updates to help improve and respond to a dynamic and continuously evolving threat landscape.
We describe whether and how risks from cybersecurity threats have materially affected or are reasonably likely to materially affect us, our business strategy, our results of operations or our financial condition under the heading “We face risks associated with security breaches or cyberattacks” included as part of our risk factors disclosures in “Item 1A. Risk Factors” of this Annual Report.
We have not experienced a cybersecurity incident which has been determined to be material and the expenses we have incurred from cybersecurity incidents and threats were immaterial, including penalties and settlements, of which there were none.
Governance
Our Board of Directors is responsible for risk management oversight and has delegated to our Audit Committee oversight responsibility for reviewing the effectiveness of our governance and management of cybersecurity risks. The Audit Committee biannually reviews our policies and practices with respect to risk management, including cybersecurity risks, and reports its findings to the full Board of Directors. The Audit Committee also receives a report containing information security risk posture details, remediation plan execution progress and pertinent threat intelligence updates from the heads of the IT Security and Internal Audit departments on a regular basis, typically biannually. At least annually, but more frequently as necessary, threats from cybersecurity risks and our action plans relating to those risks, also are considered by the full Board of Directors during meeting discussions of enterprise risks. Members of management, including the Chief Executive Officer, Chief Financial Officer, Chief Information Officer and Chief Legal Officer, may also report directly to the Board of Directors on significant risk management issues, including cybersecurity threats and incidents.
We have an Information Security Management Steering Committee (“ISMS Committee”), comprised of our Chief Information Security Officer (“CISO”), as well as members of our executive team, including our Chief Information Officer and Chief Legal Officer. Our Chief Information Officer and CISO, in coordination with the ISMS Committee, work collaboratively to implement our enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. Our Information Security team communicates with and reports to the CISO, enabling the CISO, Cyber Incident Response Team and ISMS Committee to monitor the prevention, detection, mitigation and remediation of cybersecurity incidents. Our CISO has significant experience managing global IT operations, including strategy, applications, infrastructure, information security, support and execution.

ITEM 2. PROPERTIES
Our principal executive offices, as well as our principal research and development, sales, marketing and administrative functions, are located in San Jose, California, where we lease office space of approximately 111,000 square feet.
We also have other U.S.-based research and development functions in other leased facilities in California and Georgia.
Our principal facilities outside of the United States include leased facilities for research and development in India, Israel, Japan and Taiwan. The facilities in Japan and Taiwan also accommodate sales and administrative functions. We have leased facilities in Taiwan and Hong Kong for logistics operations. Other leased facilities are located in China, Korea, and Switzerland for sales and support and in France, Germany, Poland and the U.K. for research and development.
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
Stockholders
As of August 4, 2026, there were approximately 111 holders of record of our common stock. The closing price of our common stock as quoted on the Nasdaq Global Select Market as of August 4, 2026, was $106.56.
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
Issuer Purchases of Equity Securities
From time to time, our Board of Directors has authorized a stock repurchase program. Most recently, on August 5, 2025, our Board of Directors authorized a stock repurchase program to repurchase up to $150 million of our common stock. This program does not have an expiration date; however, the Board of Directors will periodically review the authorization to assess its continued appropriateness in light of the company’s capital allocation priorities and market conditions. Repurchases may be made from time to time through a variety of methods, including through privately negotiated transactions or open market transactions, such as pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or a combination of methods. Following the announcement of the Merger, we suspended our share repurchase activity in accordance with the terms of the Merger Agreement; however, we may resume share repurchases in the future in accordance with the terms of the Merger Agreement.
The number of shares repurchased and the timing of repurchases depend on the level of our cash balances, general business and market conditions and other factors, including alternative investment opportunities.
During the three-month period ended June 27, 2026, repurchases under the previously authorized stock repurchase programs were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs
March 29, 2026 - April 25, 2026	144,779	$69.79	144,779	$57,264,153
April 26, 2026 - May 23, 2026	—	$—	—	$57,264,153
May 24, 2026 - June 27, 2026	—	$—	—	$57,264,153
Total	144,779
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
We operate on a 52 or 53-week fiscal year which ends on the last Saturday in June. Accordingly, the last day of our fiscal year varies. For consistent presentation and comparison to the industry indices shown herein, we have calculated our stock performance graph assuming a June 30 year end. The following graph shows a five-year comparison of cumulative total return on our common stock, the Philadelphia Semiconductor Sector Index (“PHLX Semiconductor”) and the Russell 2000 Index from June 30, 2021 through June 30, 2026.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
6/21
6/22
6/23
6/24
6/25
6/26
Synaptics Incorporated
Russell 2000 Index
PHLX Semiconductor

The graph assumes an investment of $100 on June 30, 2021. The calculations of cumulative stockholder return on the Russell 2000 Index and the PHLX Semiconductor include the assumed reinvestment of any dividends. The calculation of cumulative stockholder return on our common stock does not include the assumed reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance. The performance was plotted using the following data:

	Fiscal Years Ended
Company/Index	2021	2022	2023	2024	2025	2026
Synaptics Incorporated	$100	$76	$55	$57	$42	$80
PHLX Semiconductor	$100	$76	$110	$164	$166	$395
Russell 2000 Index	$100	$74	$82	$89	$94	$130
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Results
You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth elsewhere in this report and under “Part I – Item 1A. Risk Factors.”
Introduction
In this section, we discuss the results of our operations and changes in financial condition for fiscal 2026 compared to fiscal 2025. Discussions of our fiscal 2024 items and year-to-year comparisons between our fiscal 2025 and 2024 that are not included in this Annual Report can be found in “Part II – Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our fiscal 2025 Annual Report on Form 10-K for the fiscal year ended June 28, 2025.
Overview
We design and deliver AI-native edge solutions that bring AI closer to end users and transform how we engage with intelligent, connected devices, whether at home, at work, or on the move. We are a strategic partner for many global OEMs, offering standard and custom silicon and software platforms for Edge AI, Physical AI, wireless connectivity and human interface technologies. Our Synaptics Astra™ family of processors and wireless solutions combine embedded compute, connectivity, and multimodal sensing to support intuitive, secure, and seamless experiences. Our touch, biometrics, AI-enabled wireless connectivity, video, vision, audio, and speech processing solutions support the next generation of intelligent devices that enhance how people live, work and interact with technology.
In fiscal 2026, we achieved revenue growth with net revenue increasing 11.4% to $1,197.2 million compared to $1,074.3 million in fiscal 2025. The growth was primarily driven by an increase in net revenue in our Core IoT product applications. Net revenue from Core IoT was $389.7 million, increasing 43.1% compared to $272.4 million a year ago, and included the contribution from our Broadcom transaction. This growth was fueled primarily by an increase in units sold coupled with an increase in average selling prices due to our product sales mix. Enterprise and Automotive net revenue was $641.1 million, increasing 5.1% compared to $610.1 million a year ago. The increase was primarily driven by higher unit sales, a better product mix, and increased license revenue from certain of our IP. Mobile net revenue was $166.4 million, decreasing 13.2% compared to $191.8 million a year ago, primarily due to lower average selling prices and a decrease in license revenue from certain of our IP.
Cash and cash equivalents at the end of fiscal 2026 and 2025 totaled $442.5 million and $391.5 million, respectively. During fiscal 2026, we returned $92.7 million to shareholders through repurchase of approximately 1.3 million shares under the share repurchase program.
Pending Merger with ON Semiconductor Corporation
On June 25, 2026, we entered into the Merger Agreement, by and among Synaptics, onsemi and Merger Sub, pursuant to which the Merger will be effected, with Synaptics surviving as a wholly-owned subsidiary of onsemi. Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time, by virtue of the Merger, each share of Synaptics common stock outstanding immediately prior to the Effective Time, subject to limited exceptions in the Merger Agreement, will be converted into the right to receive 1.350 validly issued, fully paid and non-assessable shares of common stock of onsemi. No fractional shares of onsemi common stock will be issued in connection with the Merger. Instead, any Synaptics stockholder who would otherwise be entitled to receive a fractional share of onsemi common stock will instead receive a cash payment (without interest) equal to such fraction multiplied by the “Average Parent Stock Price,” which is defined in the Merger Agreement as the average of the volume-weighted average trading prices per share of onsemi common stock on the Nasdaq Global Select Market on each of the five consecutive trading days ending on (and including) the trading day that is three trading days prior to the closing date (as reported by Bloomberg L.P. or another authoritative source mutually selected by the parties). The transaction is expected to close in mid-2027, subject to customary closing conditions, including approval by Synaptics stockholders and the receipt of required regulatory approvals.

Trends and Uncertainties
Current Economic Conditions
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
Industry Conditions
The continuing constrained availability and elevated pricing of certain memory components across the broader electronics supply chain have, at times, influenced the timing of orders for certain products, particularly for smaller customers. These conditions did not have a material impact on our results of operations during fiscal 2026; however, limited visibility into future availability, timing, increased associated costs, and the potential for these conditions to persist, could affect customer development timelines, purchasing behavior, production schedules, booking patterns, and the timing or visibility of orders in future periods. We continue to monitor these conditions and their potential impact on customer demand and ordering behavior.

Results of Operations
The following sets forth certain of our consolidated statements of operations data for fiscal 2026 and 2025 along with comparative information regarding the absolute and percentage changes in these amounts (in millions, except percentages):

	2026	% of net sales	2025	% of net sales
Enterprise and Automotive product applications	$641.1	53.5%	$610.1	56.8%
Core IoT product applications	389.7	32.6%	272.4	25.4%
Mobile product applications	166.4	13.9%	191.8	17.8%
Net revenue	1,197.2	100.0%	1,074.3	100.0%
Gross margin	535.4	44.7%	480.4	44.7%
Operating expenses:
Research and development	381.8	31.9%	346.8	32.3%
Selling, general and administrative	198.3	16.6%	180.3	16.8%
Acquired intangibles amortization	12.3	1.0%	16.7	1.5%
Intangible asset impairment charge	6.8	0.6%	13.8	1.3%
Restructuring costs	3.3	0.3%	16.9	1.6%
Total operating expenses	602.5	50.4%	574.5	53.5%
Operating loss	(67.1)	(5.7%)	(94.1)	(8.8%)
Interest and other income, net	11.1	0.9%	26.9	2.5%
Interest expense	(23.4)	(2.0%)	(39.8)	(3.7%)
Loss on early extinguishment of debt	—	—%	(6.5)	(0.6%)
Loss before provision (benefit) for income taxes	(79.4)	(6.7%)	(113.5)	(10.6%)
Provision (benefit) for income taxes	411.4	34.3%	(65.7)	(6.2%)
Net loss	$(490.8)	(41.0)%	$(47.8)	(4.4)%
Percentages may not reconcile due to rounding.
Fiscal 2026 Compared with Fiscal 2025
Net Revenue.
Net revenue was $1,197.2 million for fiscal 2026 compared with $1,074.3 million for fiscal 2025, an increase of $122.9 million, or 11.4%. Of this net revenue, $641.1 million, or 53.5%, was from Enterprise and Automotive product applications, $389.7 million, or 32.6%, was from the Core IoT product applications market and $166.4 million, or 13.9%, was from the Mobile product applications market. Revenue increased in most of our product applications in fiscal 2026. Net revenue from Enterprise and Automotive product applications increased $31.0 million, primarily driven by higher unit sales (1.9%), a better product mix, and increased license revenue from certain of our IP. Net revenue from Core IoT product applications increased $117.3 million, driven by an increase in units sold (25.8%) and an increase in average selling prices (8.0%) due to our product sales mix compared to the same period a year ago, inclusive of the contribution from the Broadcom transaction. Net revenue from Mobile product applications decreased primarily due to a decrease in average selling prices (8.1%) and lower license revenue from certain of our IP.
Gross Margin.
Gross margin as a percentage of net revenue remained flat at 44.7% in fiscal 2026 and fiscal 2025. Because we sell our technology solutions in designs that are generally unique or specific to an OEM customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs. As a fabless manufacturer, our gross margin percentage is generally not materially impacted by our shipment volume.
Operating Expenses.
Research and Development Expenses. Research and development expenses increased $35.0 million, to $381.8 million, for fiscal 2026 compared with $346.8 million in fiscal 2025. The increase in research and development expenses primarily reflected an $18 million increase in share-based compensation primarily driven by the charges related to the awards granted to the Broadcom employees onboarded during the third quarter of fiscal 2025, a $10.6 million increase in personnel-related costs, and a $3.9 million increase in project specific costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $18.0 million, to $198.3 million, for fiscal 2026 compared with $180.3 million in fiscal 2025. The increase in selling, general and administrative expenses primarily reflected a $15.6 million increase in share-based compensation primarily attributable to forfeitures associated with the departures of certain executives in the third quarter of fiscal 2025, which did not recur in fiscal 2026, and $10.9 million in professional service fees primarily related to the pending merger with onsemi. Selling, general and administrative expenses in fiscal 2025 included professional service fees of $3.3 million related to the Broadcom transaction we executed in the third quarter of fiscal 2025 and a $4.5 million unfavorable impact from exchange rates on foreign currencies recorded in fiscal 2025, which did not recur in fiscal 2026.
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
Restructuring Costs. Restructuring costs primarily reflect employee severance costs and facilities consolidation costs related to the restructuring action we executed in fiscal 2026 and 2025. These headcount-related costs included personnel in operations, research and development and selling, general and administrative functions. Restructuring costs incurred in fiscal 2026 and 2025 were $3.3 million and $16.9 million, respectively. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Restructuring Activities.”
Non-Operating Income.
Interest and Other Income, net. Interest and other income decreased by $15.8 million, to $11.1 million, in fiscal 2026 compared with $26.9 million in fiscal 2025. The decrease was primarily driven by a decrease in interest income of $13.2 million due to the overall reduction in invested cash balances following the early repayment of our incremental term loan facility, which was scheduled to mature in December 2028 (“Term Loan Facility”), in November 2024 and the cash paid for the Broadcom acquisition in January 2025. The decrease also included an impairment charge of $5.0 million from a cost method investment during the fourth quarter of fiscal 2026, partially offset by miscellaneous other income of $2.3 million relating to a refund of amounts we paid previously to a third party recorded during the first quarter of fiscal 2026.
Interest Expense. Interest expense primarily includes interest on our debt and amortization of debt discount and issuance costs. Interest expense decreased by $16.4 million to $23.4 million during fiscal 2026 as compared to $39.8 million during fiscal 2025. The decrease was primarily driven by the early repayment of the Term Loan Facility in November 2024. During fiscal 2025, the interest expense on the Term Loan Facility was $18.7 million. The Term Loan Facility was repaid with the net proceeds received from the issuance of the 2031 Notes, which bears a significantly lower interest rate of 0.75%. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 8. Debt and Revolving Credit Facility.”
Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes of $411.4 million and $(65.7) million in fiscal 2026 and 2025, respectively, represented estimated federal, foreign and state income taxes. The effective tax rate for fiscal 2026 diverged from the combined U.S. federal and state statutory tax rate primarily due to a significant non-cash tax expense associated with the establishment of a full valuation allowance against our U.S. federal deferred tax assets. This expense was partially offset by the benefits from research and development tax credits and foreign-derived deduction eligible income. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 16. Income Taxes.”
On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law. The legislation includes a permanent extension and modification of certain provisions under the Tax Cuts and Jobs Act of 2017. Provisions effective for Synaptics beginning June 29, 2025, were reflected in the Company’s income tax provision for fiscal 2026 and did not have a material impact on the effective tax rate or cash flows. We will continue to monitor forthcoming U.S. Treasury and Internal Revenue Service guidance related to OBBBA and assess potential implications for future reporting periods.
The Organization for Economic Co-operation and Development, or OECD, introduced Pillar Two model rules for a global minimum tax of 15% applicable to large multinational corporations. Many countries in which we have business operations, including the United Kingdom, Hong Kong, Switzerland, and Japan, have implemented certain aspects of Pillar Two. The OECD and the implementing countries are expected to continue issuing guidance and refining their laws. Based on the latest legislation, Pillar Two had immaterial impact on our effective tax rate or cash flows for fiscal 2026. We will continue to evaluate the potential impact of these developments as additional guidance is issued and further local enactments occur.

Liquidity and Capital Resources
Our cash and cash equivalents were $442.5 million as of the end of fiscal 2026 compared with $391.5 million as of the end of fiscal 2025, an increase of $51.0 million. The increase in cash and cash equivalents was driven by cash provided by operating activities of $149.4 million, partially offset by cash used in financing activities of $111.5 million primarily related to repurchases of our common stock during fiscal 2026.
We consider almost all earnings of our foreign subsidiaries as not indefinitely reinvested and have made appropriate provisions for income or withholding taxes that may result from a future repatriation of those earnings. As of the end of fiscal 2026, $254.8 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we will be able to repatriate these funds without a material impact on our provision for income taxes.
Cash Flows from Operating Activities. Operating activities during fiscal 2026 generated $149.4 million compared with $142.0 million net cash generated in fiscal 2025. In fiscal 2026, net cash provided by operating activities was primarily driven by our results of operations, adjusted for non-cash charges of $728.3 million primarily related to deferred taxes due to an establishment of valuation allowance against U.S. deferred tax assets, share-based compensation costs, and acquired intangible amortization, and net cash outflows of $88.1 million from changes in our operating assets and liabilities. The primary drivers of the change in operating assets and liabilities relate to a decrease of $30.9 million in other accrued liabilities primarily associated with customer related liabilities, an increase in inventories of $17.1 million, related to the availability of supply and the impact of variations between forecasted and actual demand, and an increase in accounts receivable of $33.7 million, primarily related to the timing of collections and billings.
Cash Flows from Investing Activities. Net cash provided by investing activities for fiscal 2026 was $13.0 million compared with cash used in investing activities of $297.9 million during fiscal 2025. Net cash provided by investing activities for fiscal 2026 primarily consisted of $61.0 million in proceeds from maturities of short-term investments which were not subsequently reinvested in short-term investments, partially offset by purchases of property and equipment of $48.0 million.
Cash Flows from Financing Activities. Net cash used in financing activities for fiscal 2026 was $111.5 million compared with $331.4 million used in financing activities for fiscal 2025. Net cash used in financing activities for fiscal 2026 primarily consisted of $92.7 million used to repurchase our common stock and $48.4 million used for payroll taxes in connection with the delivery of the underlying shares for share-based awards, partially offset by $17.2 million in proceeds from the issuance of our common shares primarily under our employee stock purchase plan and $14.0 million from the refund of a deposit previously paid to a vendor.
Liquidity
We have $350.0 million available under our revolving credit facility with a maturity date to be the earlier of November 2029 or three months prior to any maturity of our Senior Notes. No funds were drawn from this credit facility during fiscal 2026.
Our aggregate principal debt obligations were $850.0 million as of June 2026 and mature at various dates through December 2031.
The net carrying amount of our 2031 Notes, which have an aggregate principal balance of $450.0 million maturing in 2031, of $439.6 million is presented in the current portion of long-term debt in our consolidated balance sheets as of June 2026. During the fourth quarter of fiscal 2026, the last reported sale price per share of our common stock exceeded 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days of the calendar quarter, which caused the 2031 Notes to be convertible by the holders for the calendar quarter ending September 30, 2026.
The net carrying amount of our Senior Notes, which have an aggregate principal balance of $400.0 million maturing in 2029, of $397.7 million is presented in long-term debt in our consolidated balance sheets as of June 2026.
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
Revenue Recognition
We recognize revenue upon the transfer of control of goods to our customers in an amount that reflects the consideration we expect to receive. Our pricing terms are negotiated independently with each customer on a stand-alone basis. In evaluating the transaction price, we assess whether it is subject to adjustment or refund, such as stock rotation rights, price protection or volume-based incentives, and we estimate the resulting variable consideration accordingly. Although such arrangements occur in limited circumstances, they require judgment to determine the net consideration to which we expect to be entitled. We estimate variable consideration based on historical data and experience with returns, rebates and credits. We believe these amounts to be immaterial to total revenue and do not anticipate significant changes to our estimates. This estimate qualifies as a critical accounting estimate due to the subjective judgments required to assess variable consideration and the potential impact on revenue recognition timing and amount, even if the current magnitude of such estimates is limited.
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
We fully reserve for inventories and non-cancellable purchase orders for inventory deemed obsolete. We perform periodic reviews of inventory items to identify excess inventories on hand by comparing on-hand balances and non-cancellable purchase orders to anticipated usage based on recent historical activity as well as anticipated or forecasted demand. We also record a charge to cost of revenue for estimated losses for inventory we are obligated to purchase from our contract manufacturers when such losses become probable from customer delays, order cancellations or other factors.

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
Impairment of Long-Lived Assets and Intangible Assets
We assess the impairment of long-lived assets and definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. We assess the impairment of indefinite-lived intangible assets annually, and more frequently, if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Circumstances which could trigger a review include, but are not limited to the following:
•Significant decreases in the market price of the asset;
•Significant adverse changes in the business climate or legal factors;
•Accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset;
•Current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and
•Current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.
Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets and intangible assets may not be recoverable, we estimate the future cash flows, undiscounted and without interest charges, expected to be generated by the asset from its use or eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. These significant judgments may include future expected revenue, expenses, capital expenditures and other costs, discount rates and whether or not alternative uses are available for impacted long-lived assets.
Income Taxes
We estimate our income taxes in each of the jurisdictions in which we operate. The determination of our income tax provision requires significant judgment and estimates, including the amount and timing of taxable income by jurisdiction, the tax treatment of transactions, the realizability of deferred tax assets, uncertain tax positions and the expected resolution of tax examinations.
Our most significant income tax estimate relates to the realizability of deferred tax assets and the related valuation allowance. Assessing the need for a valuation allowance for deferred tax assets requires judgment and analysis in evaluating all available positive and negative evidence, including cumulative earnings or losses over the most recent three-year period, recent operating results, the scheduled reversal of existing taxable temporary differences, projected future taxable income, and prudent and feasible tax planning strategies. We record a valuation allowance when it is more likely than not that some or all of a deferred tax asset will not be realized. Our projections of future taxable income by jurisdiction are based on management’s estimates of future operating results, the timing and amount of taxable income, reversals of temporary differences and available tax-planning strategies. These estimates may differ from actual results. Changes in our projections or in the weight assigned to available evidence could result in a material increase or decrease in the valuation allowance and related income tax expense.
When assessing the need for a valuation allowance all positive and negative evidence is analyzed, including our ability to carry back net operating losses to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. Accordingly, as of June 2026, we had recorded a full valuation allowance on our net U.S. deferred tax assets based on our assessment that it is more likely than not that the deferred tax asset will not be realized. As a result of the losses incurred in fiscal 2026, we had a three-year cumulative loss, which represents significant negative evidence regarding the ability to realize deferred tax assets.
As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. Our income tax estimates are also affected by the geographic distribution of our worldwide earnings or losses, tax laws and regulations in various jurisdictions, tax incentives, the availability of tax credits and loss carryforwards and the effectiveness of our tax planning strategies, which includes our estimates of the fair value of our intellectual property. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. We use judgment to evaluate the technical merits of tax positions and estimate the amount of tax benefits expected to be sustained upon examination. These estimates may change as a result of new information, changes in tax laws or interpretations, court decisions, audit developments or settlements with tax authorities.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Foreign Currency Exchange Risk
Our total net revenue for fiscal 2026 and 2025 was denominated in U.S. dollars. Costs denominated in foreign currencies were approximately 17% of our total costs in fiscal 2026 and 2025.
We face the risk that our accounts payable and monetary liabilities denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the U.S. dollar. Approximately 5% and 3% of our accounts payable were denominated in foreign currencies as of June 2026 and 2025, respectively.
To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within cost and operating expenses, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. A hypothetical weighted-average change of 10% in currency exchange rates would have changed our operating loss before income taxes and our net loss by approximately $22.0 million for fiscal 2026, assuming no offsetting hedge positions. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that U.S. dollar and other exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.
Interest Rate Risk on Cash and Cash Equivalents
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment portfolio consists of cash and cash equivalents (money market funds and short-term investments). Our primary objective with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our cash equivalent investments have short-term maturity periods that mitigate the impact of market or interest rate risk.
Based on our results of operations for fiscal 2026, a hypothetical increase or decrease of 50 basis points in the interest rates on our cash, cash equivalents and short-term investments compared to rates at the end of fiscal 2026 would result in a corresponding increase or decrease in interest income of approximately $2.0 million.
Interest Rate Risk on Debt
As of June 2026, our outstanding long-term debt had fixed interest rates. Consequently, our exposure to market risk for changes in interest rates on reported interest expense and corresponding cash flows is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
SYNAPTICS INCORPORATED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Synaptics Incorporated:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Synaptics Incorporated and subsidiaries (the Company) as of June 27, 2026 and June 28, 2025, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended June 27, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 27, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 27, 2026 and June 28, 2025, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended June 27, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Valuation of inventories
As discussed in Note 2 and 3 to the consolidated financial statements, the Company held $156.4 million of inventories as of June 27, 2026 which are stated at the lower of cost and net realizable value. The Company records a write-down for excess, obsolete or unmarketable inventories based on forecasts of future demand and market conditions.
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
Santa Clara, California
August 10, 2026

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value and share amounts)

	June 2026	June 2025
ASSETS
Current Assets:
Cash and cash equivalents	$442.5	$391.5
Short-term investments	—	61.0
Receivables, net	164.0	130.3
Inventories	156.4	139.5
Prepaid expenses and other current assets	24.1	29.6
Total current assets	787.0	751.9
Property and equipment, net	86.9	72.1
Goodwill	872.3	872.3
Acquired intangible assets	187.8	262.2
Deferred tax assets	6.2	408.8
Non-current other assets	161.8	217.1
Total assets	$2,102.0	$2,584.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$82.6	$98.5
Accrued liabilities	179.1	172.4
Current portion of long-term debt	439.6	—
Total current liabilities	701.3	270.9
Long-term debt	397.7	834.8
Other long-term liabilities	73.5	83.8
Total liabilities	1,172.5	1,189.5
Stockholders’ Equity:
Preferred stock:
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 120,000,000 shares authorized; 72,350,090 and 70,611,845 shares issued, 39,062,676 and 38,642,761 shares outstanding, at June 2026 and June 2025, respectively	0.1	0.1
Additional paid-in capital	1,329.9	1,211.8
Treasury stock: 33,287,414 and 31,969,084 common shares at June 2026 and June 2025, respectively, at cost	(1,099.6)	(1,006.9)
Retained earnings	699.1	1,189.9
Total stockholders’ equity	929.5	1,394.9
Total liabilities and stockholders’ equity	$2,102.0	$2,584.4
See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Fiscal Year
	2026	2025	2024
Net revenue	$1,197.2	$1,074.3	$959.4
Cost of revenue	661.8	593.9	519.6
Gross margin	535.4	480.4	439.8
Operating expenses:
Research and development	381.8	346.8	336.3
Selling, general and administrative	198.3	180.3	161.3
Acquired intangibles amortization	12.3	16.7	17.3
Intangible asset impairment charge	6.8	13.8	16.0
Restructuring costs	3.3	16.9	10.5
Total operating expenses	602.5	574.5	541.4
Operating loss	(67.1)	(94.1)	(101.6)
Interest and other income, net	11.1	26.9	42.3
Interest expense	(23.4)	(39.8)	(65.3)
Loss on early extinguishment of debt	—	(6.5)	—
Loss before provision (benefit) for income taxes	(79.4)	(113.5)	(124.6)
Provision (benefit) for income taxes	411.4	(65.7)	(250.2)
Net (loss) income	$(490.8)	$(47.8)	$125.6
Net (loss) income per share:
Basic	$(12.62)	$(1.22)	$3.20
Diluted	$(12.62)	$(1.22)	$3.16
Shares used in computing net (loss) income per share:
Basic	38.9	39.3	39.2
Diluted	38.9	39.3	39.7
See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Fiscal Year
	2026	2025	2024
Net (loss) income	$(490.8)	$(47.8)	$125.6
Other comprehensive (loss) income , net of tax:
Unrealized gain on available-for-sale-securities	—	—	0.2
Reclassification adjustments for gains included in net (loss) income	—	—	(0.2)
Other comprehensive (loss) income	—	—	—
Comprehensive (loss) income	$(490.8)	$(47.8)	$125.6
See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balance at June 2023	68,687,511	$0.1	$1,009.2	$(878.0)	$1,112.1	$1,243.4
Net income	—	—	—	—	125.6	125.6
Issuance of common stock for share-based award compensation plans	996,480	—	15.9	—	—	15.9
Payroll taxes related to net share settlement of share-based awards	—	—	(36.9)	—	—	(36.9)
Share-based compensation	—	—	118.8	—	—	118.8
Balance at June 2024	69,683,991	0.1	1,107.0	(878.0)	1,237.7	1,466.8
Net loss	—	—	—	—	(47.8)	(47.8)
Issuance of common stock for share-based award compensation plans	927,854	—	13.9	—	—	13.9
Payroll taxes related to net share settlement of share-based awards	—	—	(19.6)	—	—	(19.6)
Purchase of capped calls related to the 2031 convertible senior notes	—	—	(49.9)	—	—	(49.9)
Common stock repurchased	—	—	—	(128.9)	—	(128.9)
Share-based compensation attributable to acquisition	—	—	47.6	—	—	47.6
Share-based compensation	—	—	112.8	—	—	112.8
Balance at June 2025	70,611,845	0.1	1,211.8	(1,006.9)	1,189.9	1,394.9
Net loss	—	—	—	—	(490.8)	(490.8)
Issuance of common stock for share-based award compensation plans	1,738,245	—	17.2	—	—	17.2
Payroll taxes related to net share settlement of share-based awards	—	—	(48.4)	—	—	(48.4)
Common stock repurchased	—	—	—	(92.7)	—	(92.7)
Share-based compensation	—	—	149.3	—	—	149.3
Balance at June 2026	72,350,090	$0.1	$1,329.9	$(1,099.6)	$699.1	$929.5
See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year
	2026	2025	2024
Cash flows from operating activities
Net (loss) income	$(490.8)	$(47.8)	$125.6
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Share-based compensation costs	149.3	112.8	118.8
Depreciation	30.8	28.9	27.6
Acquired intangibles amortization	119.0	114.2	81.6
Deferred taxes	403.8	(75.4)	(288.8)
Intangible asset impairment charge	6.8	13.8	16.0
Other	18.6	24.7	25.0
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(33.7)	12.3	22.4
Inventories	(17.1)	(25.1)	6.5
Prepaid expenses and other assets	8.2	12.0	(14.3)
Accounts payable	(13.7)	10.8	38.9
Income taxes payable	(0.9)	(43.3)	(19.1)
Other accrued liabilities	(30.9)	4.1	(4.3)
Net cash provided by operating activities	149.4	142.0	135.9
Cash flows from investing activities
Acquisition of business, net of cash and cash equivalents acquired	—	(201.1)	—
Advance payment on intangible assets	—	—	(120.3)
Proceeds from maturities of investments	61.0	—	26.5
Purchases of short-term investments	—	(61.0)	(16.6)
Purchases of property and equipment	(48.0)	(25.8)	(33.8)
Purchases of intangible assets	—	(10.0)	(13.5)
Net cash provided by (used in) investing activities	13.0	(297.9)	(157.7)
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	439.5	—
Payment of debt issuance costs on convertible senior notes and revolving credit facility	—	(4.4)	—
Payments for capped call transactions related to convertible senior notes	—	(49.9)	—
Proceeds from issuance of shares	17.2	13.9	15.9
Payroll taxes related to net share settlement of share-based awards	(48.4)	(19.6)	(36.9)
Repurchases of common stock, exclusive of excise taxes	(92.7)	(128.3)	—
Return of deposit from vendor	14.0	—	—
Repayment of debt	—	(583.5)	(7.5)
Other	(1.6)	0.9	3.4
Net cash used in financing activities	(111.5)	(331.4)	(25.1)
Effect of exchange rate changes on cash and cash equivalents	0.1	1.9	(0.9)
Net increase / (decrease) in cash and cash equivalents	51.0	(485.4)	(47.8)
Cash and cash equivalents, beginning of period	391.5	876.9	924.7
Cash and cash equivalents, end of period	$442.5	$391.5	$876.9
Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$3.2	$47.2	$55.2
Cash paid for interest	$20.5	$38.7	$63.4
Supplemental disclosures of non-cash transactions
Deferred payment of purchase consideration	$—	$3.2	$—
Purchases of property and equipment in current liabilities	$1.4	$3.5	$4.3
Receipt of intangible assets from advance payments	$51.3	$—	$74.0
See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
Note 1. Description of Business
We design and deliver AI-native edge solutions that bring AI closer to end users and transform how we engage with intelligent, connected devices, whether at home, at work, or on the move. We are a strategic partner for many global original equipment manufacturers (“OEMs”), offering standard and custom silicon and software platforms for Edge AI, Physical AI, wireless connectivity and human interface technologies.
Pending Merger with ON Semiconductor Corporation
On June 25, 2026, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”), by and among Synaptics, ON Semiconductor Corporation, a Delaware corporation (“Parent” or “onsemi”), and Sonic Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into Synaptics (the “Merger”), with Synaptics surviving as a wholly-owned subsidiary of Parent (the “Surviving Corporation”). Subject to the terms and conditions set forth in the Merger Agreement, including the approval of a proposal to approve the Merger and the Merger Agreement at a special meeting of Synaptics stockholders, at the effective time of the Merger (the “Effective Time”), by virtue of the Merger, each share of Synaptics common stock outstanding immediately prior to the Effective Time, subject to limited exceptions in the Merger Agreement, shall be converted into the right to receive 1.350 validly issued, fully paid and non-assessable shares of onsemi common stock, par value $0.01 per share (“onsemi common stock”) (such number of shares of onsemi common stock per share of Synaptics common stock, the “Exchange Ratio”, and such consideration, the “Merger Consideration”). No fractional shares of onsemi common stock will be issued in connection with the Merger. Instead, any Synaptics stockholder who would otherwise be entitled to receive a fractional share of onsemi common stock will instead receive a cash payment (without interest) equal to such fraction multiplied by the “Average Parent Stock Price,” which is defined in the Merger Agreement as the average of the volume-weighted average trading prices per share of onsemi common stock on the Nasdaq Global Select Market on each of the five consecutive trading days ending on (and including) the trading day that is three trading days prior to the closing date (as reported by Bloomberg L.P. or another authoritative source mutually selected by the parties). The transaction is expected to close in mid-2027, subject to customary closing conditions, including approval by Synaptics stockholders and the receipt of required regulatory approvals.
Note 2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. The fiscal years presented in this report are the 52-week periods ended June 27, 2026 and June 28, 2025, and the 53-week period ended June 29, 2024. For simplicity, the accompanying consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.
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

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)
Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase.
Short-Term Investments
Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as short-term based on management’s intent and ability to use the funds in current operations. Unrealized gains and losses are reported as a component of other comprehensive (loss) income. Realized gains and losses are determined based on the specific identification method and are reflected as interest and other income in the accompanying consolidated statements of operations.
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
Intangible assets, property and equipment and goodwill are measured at fair value on a non-recurring basis if impairment is indicated. The interest rate on our revolving credit facility is variable, which is subject to change from time-to-time to reflect a market interest rate; however, no balance was outstanding under the revolving credit facility during fiscal 2026. See “Note 6. Fair Value Measurements.”
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

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)
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
As of June 2026, we did not have any remaining unsatisfied performance obligations with an original duration greater than one year. Accordingly, under the optional exception provided by the applicable accounting standard, we have not disclosed revenues allocated to future performance obligations of partially completed contracts.
Advertising Costs
Advertising costs are expensed when incurred.
Allowance for Credit Losses
We maintain allowances for expected credit losses resulting from the inability of customers to meet their financial obligations. On an ongoing basis, we evaluate the collectability of accounts receivable based on a combination of factors. In circumstances in which we are aware of a specific customer’s potential inability to meet its financial obligation, we record a specific reserve of the estimated credit loss against amounts due. In addition, we make judgments and estimates on the collectability of accounts receivable based on our historical bad debt experience, customers’ creditworthiness, current economic trends, recent changes in customers’ payment trends and deterioration in customers’ operating results or financial position. If circumstances change adversely, additional credit loss allowances may be required. At both June 2026 and June 2025, the allowance for credit losses on our trade receivables was $4.2 million.
Cost of Revenue
Our cost of revenue includes the cost of products shipped to customers, which primarily includes the cost of products built to our specifications by our contract manufacturers, the cost of silicon wafers supplied by independent semiconductor wafer manufacturers and the related assembly, package and test costs of our products. Also included in our cost of revenue are personnel and related costs, including share-based compensation for manufacturing support personnel; logistics costs; depreciation of equipment supporting manufacturing; amortization of acquired intangibles; fair value adjustments of inventory associated with acquired businesses; write-downs of inventory and losses on purchase obligations; and warranty costs.
Inventories
Inventories are stated at the lower of cost (first-in, first-out method) and net realizable value. The carrying value of our inventories is reduced for any difference between costs and estimated net realizable value of total inventory that is determined to be excess, obsolete or unsellable inventory based on forecasts of future demand and market conditions. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once inventory is written down, a new accounting cost basis is established and, accordingly, any associated reserve is not released until the inventory is sold or scrapped.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements over the shorter of the lease term or the estimated useful lives of the assets.
Foreign Currency
The U.S. dollar is our functional and reporting currency. We remeasure our monetary assets and liabilities not denominated in our functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction. The effects of foreign currency remeasurement are reported in current results of operations.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)
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
We performed the qualitative goodwill impairment test in fiscal 2026, 2025 and 2024. Based on the impairment analysis performed in the fourth quarter of each year presented, no goodwill impairment was recognized.
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
Leases
We determine if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of minimum lease payments over the lease term. Operating lease ROU assets also include any initial direct costs and prepayments less lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that such option will be exercised. As our leases do not provide an implicit rate, we use our collateralized incremental borrowing rate based on the information available as of the lease commencement date, including lease term, in determining the present value of lease payments. Lease expense for these leases is recognized on a straight-line basis over the lease term.
We have elected, for all classes of underlying assets, not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Lease costs for short-term leases are recognized on a straight-line basis over the lease term.
Share-Based Compensation
We recognize compensation expense for all of our share-based payment awards made to employees and directors based on estimated fair values. The determination of fair value of restricted and certain performance stock awards is based on the fair value of our stock on the grant date with performance awards adjusted for the actual outcome of the underlying performance condition. For awards with market-based performance conditions, we employ a Monte Carlo simulation valuation method to calculate the fair value of the awards based on the most likely outcome. We estimate the grant-date fair

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)
value of stock to be issued under our 2019 Employee Stock Purchase Plan, as amended and restated (“ESPP”), using the Black-Scholes model. Compensation expense is recognized over the vesting period of the applicable award using the straight-line method, except for awards with market conditions, which are recognized ratably for each vesting tranche from the service inception date to the end of the requisite service period. Compensation cost for performance-based awards is recognized over the requisite service period based on the grant-date fair value of the awards when it becomes probable that the performance conditions will be met. The Company reassesses the probability of achieving the performance condition at each reporting date and adjusts compensation expense as necessary. Forfeitures are recorded when they occur and previously recognized compensation expense is reversed for the portion of awards forfeited prior to the vesting date.
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
We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values. Any excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships and acquired developed technology and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Any adjustments from change in facts and circumstances that existed

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)
as of the acquisition date and that impact our preliminary estimates are recorded to goodwill if identified within the measurement period. Any adjustments subsequent to the measurement period or our final determination of fair value of assets and liabilities are reported in current results of operations.
Research and Development
Research and development costs are expensed as incurred.
Accounting Pronouncements Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes: Improvements to Income Tax Disclosures.” This ASU requires consistent categories and greater disaggregation of information in the rate reconciliation and disclosures of income taxes paid by jurisdiction. We adopted this standard on a prospective basis in the fourth quarter of fiscal 2026. See “Note 16. Income Taxes.”
Accounting Pronouncements Issued But Not Yet Adopted
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
Note 3. Supplemental Financial Statement Information
Inventories

	2026	2025
Raw materials and work-in-progress	$99.4	$69.4
Finished goods	57.0	70.1
	$156.4	$139.5
Property and equipment

	Life	2026	2025
Computer equipment	3 - 5 years	$18.5	$15.5
Manufacturing equipment	1 - 5 years	141.8	119.1
Furniture, fixtures and leasehold improvements	3 - 10 years	37.5	40.3
Capitalized software	3 - 7 years	19.6	19.7
Construction in progress		21.7	16.8
		239.1	211.4
Accumulated depreciation and amortization		(152.2)	(139.3)
Property and equipment, net		$86.9	$72.1
Non-current other assets

	2026	2025
Prepayment of intangible assets	$88.0	$139.3
Right-of-use assets	37.1	45.2
Other	36.7	32.6
	$161.8	$217.1

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)
Accrued liabilities

	2026	2025
Customer rebate liabilities	$32.4	$46.4
Other customer-related obligations (1)	6.8	20.8
Accrued compensation and benefits	65.1	58.9
Other (2)	74.8	46.3
	$179.1	$172.4
(1) Amounts include deferred revenue, price discounts and stock rotation rights.
(2) As of June 2026, other accrued liabilities include a $25.0 million license fee payable to a third party. No such amount was payable as of June 2025.
Note 4. Business Combinations and Asset Acquisitions
Fiscal Year 2025 Acquisition
Broadcom Wi-Fi technology
On January 19, 2025, we entered into definitive asset purchase agreements with Broadcom to acquire certain assets, and obtain non-exclusive licenses relating to, Broadcom’s Wi-Fi Business in the IoT market for an aggregate consideration of $200.3 million in cash, which closed on January 30, 2025 (“Closing Date”). These assets include non-exclusive licenses to three developed technology products, property and equipment and the right to obtain licenses for eight roadmap technology intangible assets (“roadmap IP”) expected to be delivered at various dates through May 2028. We also entered into transition agreements with Broadcom, under which both parties will provide one another with certain transition services (including one year inventory supply agreement in which Broadcom will facilitate Synaptics to place purchase orders with respective suppliers) following the Closing Date. We acquired these assets from Broadcom in order to solidify our leadership position for end-to-end AI IoT connectivity.
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
The final allocation of the purchase price to the assets acquired and liabilities assumed, based on their relative fair values after the measurement period adjustment was as follows:

Final as Adjusted
Long-term assets for product roadmap IP	$96.8
Acquired intangible assets	85.2
Goodwill	52.3
Deferred tax asset	11.3
Property and equipment, net	2.3
Net assets acquired	$247.9
We estimated the fair value of the identified intangible assets and long-term assets for roadmap IP using a discounted cash flow model, estimates of future revenues and costs, discount and royalty rates for each of the underlying identified assets, except for IPR&D, which was estimated using replacement cost method. These fair value measurements were based on significant inputs not observable in the market and thus represented a Level 3 measurement. Key assumptions included the level and timing of expected future cash flows, conditions and demands specific to each asset over its remaining useful life and discount rates we believe to be consistent with the inherent risks associated with each type of asset, which range from 5.8% - 10.5%. The fair value of these assets is primarily affected by the projected revenue, gross margins, operating

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)
expenses, the expected technological obsolescence, probability of securing future customer contracts for next generation devices and the anticipated timing of the projected income associated with each asset coupled with the discount rates used to derive their estimated present values. We believe the level and timing of expected future cash flows appropriately reflects market participant assumptions.
Long-term assets for product roadmap IP represent a prepayment for technology products to be received in the future. This prepayment was classified under non-current other assets in the accompanying consolidated balance sheets. Upon obtaining control of the developed technologies, the amounts recorded are reclassified as intangible assets based on their respective fair values determined as of the Closing Date. As of June 2026, the balance of $88.0 million, which represents the fair value of those technology intangible assets not yet received, is presented within other long-term assets in the accompanying consolidated balance sheets. We expect these assets to be delivered at various dates through May 2028.
The following table summarizes the fair value of the intangible assets as of the Closing Date:

	Estimated Weighted Average Useful Lives in Years	Fair Value
Developed technology	3.0	$24.5
Customer contract and related relationships	8.0	27.9
Favorable component of supply contract	1.0	19.0
Order backlog	1.0	7.0
IPR&D	7.0	6.8
Estimated fair value of acquired intangibles		$85.2
The value of goodwill of $52.3 million reflects the anticipated synergies of the expected benefits from future generations of acquired intellectual property and workforce of the transferred assets as of the Closing Date. As of June 2026, approximately $16.0 million of this goodwill is expected to be deductible for income tax purposes.
Note 5. Cash, Cash Equivalents and Short-Term Investments
Cash, cash equivalents and short-term investments were as follows:

	2026			2025
	Amortized Cost	Gross unrealized gain/(loss)	Fair Value	Amortized Cost	Gross unrealized gain/(loss)	Fair Value
Cash	$390.7	$—	$390.7	$360.7	$—	$360.7
Cash equivalents:
Money market funds	—	—	—	16.7	—	16.7
Certificates of deposit	51.8	—	51.8	14.1	—	14.1
Total cash and cash equivalents	$442.5	$—	$442.5	$391.5	$—	$391.5
Short-term investments:
Certificates of deposit	$—	$—	$—	$61.0	$—	$61.0
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

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)
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
Our Level 1 financial instruments are traded in active markets and for which the fair value is based on quoted market prices for identical instruments. The fair value of our Level 2 fixed-income securities is obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model-driven valuations using observable market data or inputs corroborated by observable market data. Our marketable securities are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models.
Financial assets measured at fair value on a recurring basis were as follows:

	2026			2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$—	$—	$—	$16.7	$—	$16.7
Certificates of deposit	—	51.8	51.8	—	14.1	14.1
Short-term investments:
Certificates of deposit	—	—	—	—	61.0	61.0
Total assets	$—	$51.8	$51.8	$16.7	$75.1	$91.8
The above table excludes $390.7 million and $360.7 million of cash held in bank accounts at the end of June 2026 and 2025, respectively. We did not have any financial instruments measured at fair value on a recurring basis within Level 1 or Level 3 fair value during fiscal 2026, and within Level 3 fair value during fiscal 2025. There were no transfers in or out of our Level 1, 2, or 3 assets during the same periods.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We report our financial instruments at fair value with the exception of the Senior Notes and 2031 Notes. See “Note 8. Debt and Revolving Credit Facility.” The estimated fair value of the Senior Notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of these notes to be a Level 2 measurement as they are not traded in active markets.
The carrying amounts and estimated fair values of the Senior Notes and 2031 Notes were as follows:

	2026		2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$397.7	$382.8	$397.0	$373.2
2031 Notes	439.6	658.0	437.8	415.7
	$837.3	$1,040.8	$834.8	$788.9

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)
Note 7. Goodwill and Acquired Intangible Assets
Goodwill was as follows:

	2026	2025
Beginning balance	$872.3	$816.4
Acquisition activity	—	55.9
Ending balance	$872.3	$872.3
The gross carrying value and related accumulated amortization of acquired intangible assets were as follows:

	Weighted Average Life in Years	2026			2025
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived assets:
Audio and video technology	5.6	$231.9	$(214.8)	$17.1	$231.9	$(198.4)	$33.5
Customer relationships	4.7	187.1	(163.0)	24.1	187.1	(150.7)	36.4
Wireless connectivity technology	5.4	323.2	(200.3)	122.9	271.9	(139.6)	132.3
Video interface technology	3.4	133.0	(110.7)	22.3	133.0	(97.9)	35.1
Other	2.4	41.9	(40.5)	1.4	52.1	(34.0)	18.1
Total finite-lived assets		917.1	(729.3)	187.8	876.0	(620.6)	255.4
Indefinite-lived assets: In-process research and development	Not applicable	—	—	—	6.8	—	6.8
Total intangible assets		$917.1	$(729.3)	$187.8	$882.8	$(620.6)	$262.2
Amortization expense is calculated using the straight-line method over the estimated useful lives of the acquired intangibles. The total amortization expense for acquired intangible assets was $119.0 million in fiscal 2026, $114.2 million in fiscal 2025 and $81.6 million in fiscal 2024. This amortization expense was included in the accompanying consolidated statements of operations as acquired intangibles amortization and cost of revenue.
Expected annual aggregate amortization expense in future fiscal years are as follows:

2027	$71.5
2028	51.8
2029	28.7
2030	19.1
2031	10.6
Thereafter	6.1
Future amortization	$187.8

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)
IPR&D is accounted for as an indefinite-lived intangible asset and is not amortized until the underlying project reaches technological feasibility and commercial production, at which point the IPR&D is amortized over the estimated useful life. In the event the IPR&D is abandoned, the related assets are written off.
Impairment of intangible assets
During fiscal 2026, we recorded an indefinite-lived intangible asset impairment charge of $6.8 million for IPR&D, which related to Ultra-Wideband (“UWB”) IP technology we acquired from Broadcom in fiscal 2025. The impairment charge represented the carrying value of the UWB IPR&D asset, reducing the asset’s carrying value to zero. The impairment charge was recorded as a result of our decision to cease development and commercialization activities for the UWB IP technology, the absence of alternative uses for the acquired UWB IP technology, and management’s conclusion that no further development or investment is planned for this project. The impairment charge was presented as an operating expense in our consolidated statement of operations.
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
Note 8. Debt and Revolving Credit Facility
Our total debt outstanding consisted of the following:

	2026						2025
				Net Carrying Amount				Net Carrying Amount
	Stated Rate	Effective Rate	Principal	Short-term	Long-term	Total	Principal	Long-term	Total
2031 Notes	0.75%	1.19%	$450.0	$450.0	$—	$450.0	$450.0	$450.0	$450.0
Senior Notes	4.00%	4.17%	400.0	—	400.0	400.0	400.0	400.0	400.0
Total borrowings			850.0	450.0	400.0	850.0	850.0	850.0	850.0
Less: unamortized debt issuance costs			—	(10.4)	(2.3)	(12.7)	—	(15.2)	(15.2)
Total debt			$850.0	$439.6	$397.7	$837.3	$850.0	$834.8	$834.8

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
(all tabular amounts in millions, except per share amounts)
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
At any time before September 2, 2031, the 2031 Notes are convertible at the option of the holders thereof only under the following circumstances: (1) during any calendar quarter commencing after the first calendar quarter ending on March 31, 2025, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days after any ten consecutive trading day period (such ten consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of the 2031 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) if we call such 2031 Notes for redemption; or (4) upon the occurrence of specified corporate events or distributions on our common stock (as specified in the 2031 Indenture). On or after September 2, 2031 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2031 Notes, holders of the 2031 Notes may convert all or a portion of their 2031 Notes, regardless of the foregoing conditions. Upon conversion, the 2031 Notes are settled in cash or through the combination settlement method (as defined in 2031 Indenture) at our election, with the default settlement method being combination settlement, under which the face amount of the notes is settled in cash and any excess conversion value is settled in shares of our common stock. During the fourth quarter of fiscal 2026, the last reported sale price per share of our common stock exceeded 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days of the calendar quarter, which caused the 2031 Notes to be convertible by the holders for the calendar quarter ending September 30, 2026. As a result, the carrying value of $439.6 million has been reclassified to Current portion of long-term debt in the accompanying consolidated balance sheets as of June 2026.
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

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)
Contractual interest expense and amortization of debt issuance costs on the 2031 Notes was as follows:

	2026	2025	2024
Interest expense	$3.4	$2.1	$—
Amortization of debt issuance costs	1.8	1.1	—
Total interest expense	$5.2	$3.2	$—
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
We may redeem some or all of the Senior Notes at a price of 100% of the principal amount in 2026 and thereafter.
Contractual interest expense and amortization of debt issuance costs on the Senior Notes was as follows:

	2026	2025	2024
Interest expense	$16.0	$16.0	$16.0
Amortization of debt issuance costs	0.7	0.7	0.7
Total interest expense	$16.7	$16.7	$16.7
Term Loan Facility
On November 19, 2024, we used a portion of the net proceeds from the 2031 Notes to repay the outstanding balance and accrued interest of our Term Loan Facility, which was accounted for as a debt extinguishment. The consideration used to extinguish the Term Loan Facility, including unamortized debt issuance costs, resulted in a loss on early extinguishment of

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)
debt of $6.5 million and is included in loss on early extinguishment of debt in the accompanying consolidated statements of operations.
Contractual interest expense and amortization of debt issuance costs for our Term Loan Facility was as follows:

	2026	2025	2024
Interest expense	$—	$18.7	$46.1
Amortization of debt issuance costs	—	0.4	1.7
Total interest expense	$—	$19.1	$47.8
Revolving Credit Facility
We have $350.0 million available under a revolving credit agreement, as amended (“Revolving Credit Facility”), with a maturity date to be the earlier of (i) November 21, 2029 and (ii) ninety-one (91) days prior to any maturity of the Senior Notes. Additionally, the Revolving Credit Facility provides a $25.0 million sublimit for letters of credit and a $25.0 million sublimit for swingline loans. As of June 2026 and 2025 there was no balance outstanding under the Revolving Credit Facility.
The Revolving Credit Facility bears interest, at our election, at a Base Rate plus an Applicable Margin or Adjusted Term SOFR, as defined in the Revolving Credit Facility agreement. We are required to pay a commitment fee on any unused commitments which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. The unused commitment fees on the Revolving Credit Facility were $1.1 million in fiscal 2026, $0.4 million in fiscal 2025 and $0.6 million in fiscal 2024.
The Revolving Credit Facility contains various restrictive covenants, including two financial covenants which limit the consolidated total net leverage ratio and the consolidated net interest coverage ratio. As of June 2026, we remain in compliance with the restrictive covenants.
Maturities
As of the end of fiscal 2026, principal maturities of our Senior Notes and 2031 Notes were as follows:

	Senior Notes	2031 Notes	Total
2027 - 2028	$—	$—	$—
2029	400.0	—	400.0
2030 and thereafter	—	450.0	450.0
	$400.0	$450.0	$850.0
Note 9. Leases
We have operating leases for our headquarters office and research and development facilities. Certain of these leases have renewal options that are under our discretion. The leases expire at various dates through fiscal 2034, some of which include options to extend the lease for up to seven years. During fiscal 2026, 2025, and 2024 we recorded $12.4 million, $12.7 million, and $11.8 million of operating lease expense, respectively. Our short-term leases are immaterial.
Components of leases were as follows:

	2026	2025
Operating lease right-of-use assets	$37.1	$45.2

Operating lease liabilities	$9.2	$12.3
Operating lease liabilities, long-term	30.3	35.8
Total operating lease liabilities	$39.5	$48.1

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)
Supplemental cash flow information related to leases was as follows:

	2026	2025
Cash paid for operating leases included in operating cash flows	$14.2	$14.5
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$7.0	$9.8
As of the end of fiscal 2026, the weighted average remaining lease term was 5.44 years and the weighted average discount rate was 5.18%.
As of the end of fiscal 2026, future minimum lease payments for operating lease liabilities were as follows:

Fiscal Year	Operating Lease Payments
2027	$10.7
2028	8.9
2029	7.9
2030	5.4
2031	3.6
Thereafter	8.7
Total future minimum operating lease payments	45.2
Less: interest	(5.7)
Total lease liabilities	$39.5
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
As of June 2026, two customers comprised a total of 24% of our accounts receivable. As of June 2025, three customers comprised a total of 45% of our accounts receivable.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)
Note 11. Net (Loss) Income Per Share
The computation of basic and diluted net (loss) income per share was as follows:

	2026	2025	2024
Numerator:
Net (loss) income	$(490.8)	$(47.8)	$125.6
Denominator:
Shares, basic	38.9	39.3	39.2
Effect of dilutive share-based awards and convertible notes	0.0	0.0	0.5
Shares, diluted	38.9	39.3	39.7
Net (loss) income per share:
Basic	$(12.62)	$(1.22)	$3.20
Diluted	$(12.62)	$(1.22)	$3.16
Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. For a period in which we report a net income, we use the “treasury stock” method to determine the dilutive effect of outstanding share-based awards. For a period in which we report a net loss, all potentially dilutive shares are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. We use the if-converted method for calculating any potential dilutive effect of our 2031 Notes. The anti-dilutive shares that were excluded from the computation of diluted net loss per share were 3.1 million, 3.3 million, and 0.2 million shares in fiscal 2026, 2025 and 2024, respectively.
Note 12. Commitments and Contingencies
Commitments
As of June 2026, we had commitments of $25.7 million for purchase obligations which include payments for the acquisition of inventories and other goods or services of either a fixed or minimum quantity. Total future unconditional purchase commitments in future fiscal years were as follows:

2027	$19.5
2028	6.2
2029 and thereafter	—
Total	$25.7
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

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)
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
Note 13. Stockholders’ Equity
Preferred Stock
We are authorized, subject to limitations imposed by Delaware law, to issue up to 10,000,000 shares of preferred stock in one or more series without stockholder approval. Our Board of Directors has the authority to establish, from time-to-time, the number of shares to be included in each series and to fix the rights, preferences and privileges of the shares of each wholly unissued series and any of its qualifications, limitations or restrictions. Our Board of Directors can also increase or decrease the number of shares of a series, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders. As of the end of fiscal 2026, there were no shares of preferred stock outstanding.
Shares Reserved for Future Issuance
As of the end of fiscal 2026, shares of common stock reserved for future issuance were as follows:

Restricted stock units	2.8
Market stock units	0.2
Performance stock units	0.2
Awards available for grant under all share-based compensation plans	5.0
Reserved for future issuance	8.2
Common Stock Repurchase Program
We have a Board of Directors-approved stock repurchase program, authorized by our Board of Directors in August 2025, authorizing repurchases of up to $150.0 million of our common stock. This program does not have an expiration date; however, we will periodically review the authorization to assess its continued appropriateness in light of our capital allocation priorities and market conditions. The number of shares repurchased and the timing of repurchases depend on the level of our cash balances, general business and market conditions and other factors, including alternative investment opportunities. Our prior stock repurchase program expired in July 2025.
In fiscal year 2026 and 2025, we repurchased 1.3 million shares of our common stock for $92.7 million and 1.8 million shares for $128.3 million, respectively. We did not repurchase any of our common stock in fiscal 2024. All repurchased shares are held as treasury stock. Following the announcement of the Merger, we suspended our share repurchase activity in accordance with the terms of the Merger Agreement; however, we may resume share repurchases in the future in accordance with the terms of the Merger Agreement.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)
Note 14. Share-Based Compensation
Share-Based Compensation Plans
As of the end of fiscal 2026, we had the following equity compensation plans under which equity securities were authorized for issuance to our employees and directors:
2025 Inducement Equity Plan
Effective January 27, 2025, we adopted the 2025 Inducement Equity Plan (“2025 Inducement Plan”) which provides for the issuance of option or appreciation rights, restricted stock units (“RSUs”) or dividend equivalents to our employees. Awards granted under the 2025 Inducement Plan will not exceed 1,700,000 shares of common stock. As of June 2026, 693,494 shares of our common stock are reserved for issuance under the 2025 Inducement Plan. Equity awards granted under the 2025 Inducement Plan generally vest ratably over two years from the vesting commencement date.
Amended and Restated 2019 Equity and Incentive Compensation Plan
Our Synaptics Incorporated Amended and Restated 2019 Equity and Incentive Compensation Plan (“2019 Incentive Plan”) provides for the grant of equity-based compensation in the form of stock options, stock appreciation rights, RSUs, cash incentive awards, performance stock units (“PSUs”) or market stock units (“MSUs”) and other share-based awards. As of June 2026, 2,711,150 shares of our common stock are reserved for issuance under the 2019 Incentive Plan. The performance metrics of PSU and MSU awards can be financial performance and/or market-based conditions. Each PSU and MSU award reflects a target number of shares that may be issued to an award recipient before adjusting based on our financial performance and/or market-based conditions. The actual number of shares that an award recipient receives at the end of the period may range from 0% to 300% of the target number of shares granted, depending upon the achievement of the performance target designated by each individual award.
Our 2025 Inducement Plan and 2019 Incentive Plan are collectively referred to as “Stock Compensation Plans.”
Restricted Stock Units
RSUs granted generally vest ratably over two to four years from the vesting commencement date. RSU activity, including RSUs granted, delivered and forfeited in fiscal 2026, and the balance and aggregate intrinsic value of RSUs as of the end of fiscal 2026 were as follows:

	RSU Awards Outstanding	Weighted-Average Grant Date Fair Value per Share
Balance as of June 2025	3.0	$66.3
Granted	1.9	$70.1
Vested	(1.8)	$67.2
Forfeited	(0.3)	$73.3
Balance as of June 2026	2.8	$67.6
At the end of fiscal 2026, the aggregate intrinsic value of RSUs expected to vest was $333.4 million. Our closing stock price of $121.00 on the last day of trading in fiscal 2026 was used to calculate the intrinsic value for the RSUs.
The unrecognized share-based compensation cost for RSUs granted under Stock Compensation Plans was $146.7 million as of the end of fiscal 2026, which will be recognized over a weighted average period of 1.7 years.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)
Market Stock Units
MSU activity, including MSUs granted, delivered and forfeited in fiscal 2026, and the balance and aggregate intrinsic value of MSUs as of the end of fiscal 2026 were as follows:

	MSU Awards Outstanding	Weighted Average Grant Date Fair Value per Share
Balance at June 2025	0.1	$179.1
Granted	0.1	$100.2
Vested	—	$187.0
Forfeited	—	$162.8
Balance at June 2026	0.2	$122.0
At the end of fiscal 2026, the aggregate intrinsic value of MSUs expected to vest was $21.9 million. Our closing stock price of $121.00 on the last day of trading in fiscal 2026 was used to calculate the intrinsic value for the MSUs. The unrecognized share-based compensation cost of our outstanding MSUs was $10.3 million as of the end of fiscal 2026, which will be recognized over a weighted average period of 1.5 years.
The fair value of each MSU granted from our plans was estimated at the date of grant using the Monte Carlo simulation model, assuming no expected dividends and the following assumptions. The ranges disclosed in the table also include the July 2025 MSU granted to our Chief Executive Officer.

	2026	2025	2024
Expected volatility of company	50.87%-51.72%	52.40%	52.61%
Expected volatility of Index	17.5%-229.8%	14.9%-213.7%	11.5%-762.5%
Correlation coefficient	0.68-0.69	0.73	0.69
Expected life in years	2.87-2.95	2.87	2.87
Risk-free interest rate	3.70%-3.85%	3.86%	4.65%
Fair value per award	$98.54-$105.10	$71.14 - $182.80	$159.79 - $268.61
Performance Stock Units
PSU activity, including PSUs granted, delivered and forfeited in fiscal 2026, and the balance and aggregate intrinsic value of PSUs as of the end of fiscal 2026 were as follows:

	PSU Awards Outstanding	Weighted Average Grant Date Fair Value per Share
Balance at June 2025	0.2	$81.5
Granted	0.2	$70.3
Vested	(0.1)	$76.6
Forfeited	(0.1)	$86.0
Balance at June 2026	0.2	$70.3
We value PSUs using the aggregate intrinsic value on the grant date and amortize the compensation expense over the three-year service period on a ratable basis, dependent upon the probability of meeting the performance measures. The PSU

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)
awards outstanding balance at June 2026 is based on the target grant quantity and does not include any performance adjustment of shares for completed performance periods.
At the end of fiscal 2026, the aggregate intrinsic value of PSUs expected to vest was $22.2 million. Our closing stock price of $121.00 on the last day of trading in fiscal 2026 was used to calculate the intrinsic value for the PSUs.
The unrecognized share-based compensation cost of our outstanding PSUs was $7.6 million as of June 2026, which will be recognized over a weighted average period of 0.8 years.
Employee Stock Purchase Plan
Our ESPP allows employees to designate up to 15% of their base compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of the lesser of the fair market value at the beginning of the offering period or the exercise date. Under the ESPP, the offering period extends for up to one year and includes two exercise dates occurring at six-month intervals. Under the terms of our ESPP, if the fair market value at an exercise date is less than the fair market value at the beginning of the offering period, the current offering period will terminate and a new offering period will commence. As of June 2026, 1,629,107 shares of our common stock are reserved for issuance under the ESPP. In connection with the Merger, the ESPP will terminate as of the Effective Time. On the Final Exercise Date (as defined in the Merger Agreement), the funds credited as of such date within the associated accumulated payroll withholding account for each participant will be used to purchase shares of our common stock in accordance with the terms of the ESPP. Those shares will then be converted into Merger Consideration in accordance with the terms of the Merger Agreement. Any unused contributions will be refunded following the Effective Time, without interest. Until the closing of the Merger, the ESPP will continue to be operative in accordance with the terms of the Merger Agreement.
Shares purchased, weighted average purchase price, cash received and the aggregate intrinsic value for ESPP purchases were as follows:

	2026	2025	2024
Shares purchased	0.3	0.2	0.2
Weighted average purchase price	$53.60	$58.53	$74.22
Cash received	$17.2	$13.9	$15.7
Aggregate intrinsic value	$16.1	$2.5	$4.1
The fair value of each award granted under our ESPP was based on the Black-Scholes option pricing model. The fair value per award for fiscal 2026, 2025 and 2024 was $36.48, $22.58 and $34.54, respectively. Unrecognized share-based compensation costs for awards granted under our ESPP at the end of fiscal 2026 were $6.4 million that will be amortized over the next 10 months.
Share-based Compensation Expense
Share-based compensation and the related tax benefit for our share-based awards recognized in the accompanying consolidated statements of operations were as follows:

	2026	2025	2024
Cost of revenue	$1.2	$(1.7)	$4.1
Research and development	86.8	68.8	61.0
Selling, general and administrative	61.3	45.7	53.7
Total	$149.3	$112.8	$118.8
Income tax benefit on share-based compensation	$17.0	$8.4	$8.6
Historically, we have issued new shares in connection with our share-based compensation plans, however, treasury shares are also available for issuance. Any additional shares repurchased under our common stock repurchase program will be available for issuance under our share-based compensation plans.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)
Note 15. Employee Benefit Plans
We provide retirement benefit plans primarily in the United States and certain foreign countries. We have a 401(k) Retirement Savings Plan (“401k Plan”) for U.S. full-time employees that allows eligible employees to contribute as defined in the 401k Plan and subject to Internal Revenue Service limitations. In fiscal 2026, we provided matching funds of 25% of our employees’ contributions, excluding catch-up contributions. The employer matching funds vest immediately. We made matching contributions to the 401k Plan of $1.8 million in fiscal 2026, $1.8 million in fiscal 2025, and $1.9 million in fiscal 2024.
Note 16. Income Taxes
Loss before provision (benefit) for income taxes was as follows:

	2026	2025	2024
United States	$(125.1)	$(64.3)	$(80.5)
Foreign	45.7	(49.2)	(44.1)
Loss before provision (benefit) for income taxes	$(79.4)	$(113.5)	$(124.6)
The provision (benefit) for income taxes consisted of the following:

	2026	2025	2024
Current tax (benefit) provision
Federal	$0.7	$2.4	$(17.4)
State	—	—	—
Foreign	6.9	7.3	56.0
	7.6	9.7	38.6
Deferred tax (benefit) provision
Federal	395.0	(49.9)	(280.8)
State	—	—	—
Foreign	8.8	(25.5)	(8.0)
	403.8	(75.4)	(288.8)
Provision (benefit) for income taxes	$411.4	$(65.7)	$(250.2)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)

The provision for income taxes differs from the U.S. federal statutory rate for fiscal 2026, as follows, reflecting the adoption of ASU 2023-09:

	2026
	Amount	Percent
U.S. federal statutory tax rate	(16.7)	21.0%
State and local income taxes, net of federal income tax effect	—	—%
Foreign tax effects
Hong Kong
Statutory tax rate difference between Hong Kong and United States	(1.4)	1.8%
Share-based payment awards	(2.7)	3.4%
Other	(0.3)	0.4%
India
Statutory tax rate difference between India and United States	1.6	(2.0)%
Share-based payment awards	2.3	(2.9)%
Other	(0.8)	0.6%
Japan
Statutory tax rate difference between Japan and United States	0.4	(0.5)%
Foreign exchange gain/(loss)	1.2	(1.5)%
Share-based payment awards	(1.1)	1.4%
Other	(0.1)	0.1%
Israel
Statutory tax rate difference between Israel and United States	(0.2)	0.3%
Foreign exchange gain/(loss)	(1.4)	1.8%
Other	1.9	(2.3)%
Other foreign jurisdictions	1.3	(1.6)%
Effect of cross-border tax laws
Foreign-derived deduction eligible income	(4.7)	5.9%
Subpart F income	2.6	(3.2)%
Global intangible low-taxed income	1.3	(1.6)%
Foreign disregarded entity income	(1.4)	1.7%
Tax credits
Research and development tax credits	(8.0)	10.1%
Changes in valuation allowances	425.3	(535.6)%
Nontaxable or nondeductible Items
Non-deductible share-based compensation	7.2	(9.1)%
Non-deductible officer compensation	5.9	(7.4)%
Changes in unrecognized tax benefits	(0.7)	0.9%
Other adjustments	(0.1)	0.2%
Effective tax rate	411.4	(518.1)%

The effective tax rate for fiscal 2026 diverged from the combined U.S. federal and state statutory tax rate primarily due to $425.3 million of non-cash tax expenses associated with the establishment of a full valuation allowance against our U.S.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)
federal deferred tax assets. During the fourth quarter of fiscal 2026, we recorded a full valuation allowance against our net U.S. federal deferred tax assets after determining that it was not more likely than not that such deferred tax assets would be realized, primarily based on our three-year cumulative adjusted taxable loss position for U.S. federal income tax purposes as of fiscal 2026.

For fiscal 2025 and 2024 , the benefit for income taxes differed from the U.S. federal statutory rate as follows:

	2025	2024
Benefit at U.S. federal statutory tax rate	$(23.8)	$(26.2)
Non-deductible share-based compensation	7.2	7.6
Shortfall/(windfall) related to share-based compensation	3.9	3.5
Non-deductible officer compensation	2.5	4.8
Business credits	(4.4)	(5.2)
Foreign tax differential	(10.6)	45.2
U.S. inclusion of foreign income	(10.3)	(0.3)
Deferred taxes on unremitted foreign earnings	(14.2)	—
U.S. provision to return adjustment	0.5	(18.1)
Deferred tax benefit from domestication	(7.7)	(262.8)
Tax benefit from U.S. transition tax	(8.9)	—
Other differences	0.1	1.3
Benefit for income taxes	$(65.7)	$(250.2)
Non-current deferred tax assets and non-current deferred tax liabilities are included in deferred tax assets and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
Significant components of deferred tax assets (liabilities) consisted of the following:

	2026	2025
Deferred tax assets:
Capital loss carryforward	$35.4	$34.6
Inventory write downs	5.2	5.7
Intangibles and capitalized research and development costs	351.2	306.5
Property and equipment	3.5	3.9
Share-based compensation	8.9	22.6
Nondeductible interest	—	22.6
Lease liabilities	8.5	10.7
Business credit carryforward	97.2	89.0
Net operating loss carryforward	10.8	17.9
Other accruals	26.6	18.0
	547.3	531.5
Valuation allowance	(522.6)	(94.8)
	24.7	436.7
Deferred tax liabilities:
Right-of-use assets	(8.1)	(10.2)
Acquisition intangibles	(16.2)	(22.7)
	(24.3)	(32.9)
Net deferred tax assets	$0.4	$403.8

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)
Realization of deferred tax assets depends on our generating sufficient U.S. and certain foreign taxable income in future years to obtain a benefit from the utilization of those deferred tax assets on our tax returns. Accordingly, the amount of deferred tax assets considered realizable or unrealizable may increase or decrease when we reevaluate the underlying basis for our estimates of future U.S. and foreign taxable income. As of the end of fiscal 2026, we maintained a valuation allowance of $522.6 million against deferred tax assets related to capital loss carryforwards in a foreign jurisdiction and substantially all of our U.S. federal and California deferred tax assets, reducing these deferred tax assets to the amounts that we believe are more likely than not to be realized. The net change in the valuation allowance during fiscal 2026 was an increase of $427.8 million.
We consider almost all earnings of our foreign subsidiaries as not indefinitely reinvested overseas and have made appropriate provisions for income or withholding taxes, that may result from a future repatriation of those earnings. We continue to assert indefinite reinvestment with respect to certain accumulated earnings and outside basis differences, primarily related to our DSPG acquisition. If these earnings and outside basis differences were recognized in a taxable transaction, the associated foreign tax credits would be expected to reduce the related U.S. income tax liability. The amount of the unrecognized deferred tax liability related to these indefinitely reinvested earnings and outside basis differences is not practicable to determine.
As of the end of fiscal 2026, we had federal, California, and foreign net operating loss carryforwards of $2.8 million, $26.2 million and $55.7 million, respectively. The federal net operating loss can be carried forward indefinitely and the California net operating loss will begin to expire in fiscal 2027 if not utilized. Most of the foreign net operating loss carryforwards have no expiration date. Under current tax law, net operating loss and tax credit carryforwards are available to offset future income or income taxes, if utilized before expiration. However, the use of these carryforwards may be limited by statute or upon the occurrence of certain events, including significant changes in ownership.
We had $41.5 million and $78.6 million of federal and state research tax credit carryforwards, respectively, as of the end of fiscal 2026. The federal research tax credit carryforward will begin to expire in 2038 and the state research tax credit can be carried forward indefinitely.
The total liability for gross unrecognized tax benefits related to uncertain tax positions, included in other liabilities in our consolidated balance sheets, decreased by $3.0 million from $44.6 million in fiscal 2025 to $41.6 million in fiscal 2026. Of this amount, $30.6 million will reduce the effective tax rate on income from continuing operations, if recognized. A reconciliation of the beginning and ending balance of gross unrecognized tax benefits for fiscal 2026, 2025, and 2024 consisted of the following:

	2026	2025	2024
Beginning balance	$44.6	$46.5	$43.7
Increase in unrecognized tax benefits related to current year tax positions	3.3	1.9	10.4
Decrease in unrecognized tax benefits related to prior year tax positions	(2.7)	(2.4)	(5.3)
Decrease due to effective settlement with tax authorities	—	(0.4)	—
Remeasurement of unrecognized tax benefits	1.6	1.2	(1.0)
Decrease due to statute expiration	(5.2)	(2.2)	(1.3)
Ending balance	$41.6	$44.6	$46.5
Accrued interest and penalties decreased by $0.1 million in fiscal 2026 as compared to fiscal 2025 and increased by $0.6 million in fiscal 2025 as compared to fiscal 2024. Accrued interest and penalties were $4.1 million and $4.2 million as of the end of fiscal 2026 and 2025, respectively. Our policy is to classify interest and penalties, if any, as components of income tax expense.
Our major tax jurisdictions are the U.S., Hong Kong SAR, Japan, India, Israel, and the United Kingdom. From fiscal 2018 onward, we remain subject to examination by one or more of these jurisdictions.
The amount of cash paid for income taxes (net of refunds) for fiscal 2026, is as follows:

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)

2026
Federal	$6.0
State	—
Foreign
Switzerland	(5.3)
Hong Kong	(2.4)
India	2.4
Taiwan	1.2
China	1.0
Other countries	0.3
Total income taxes paid, net of refunds	$3.2

Cash paid for income taxes, net of refunds, during fiscal 2025 and 2024, was $47.2 million and $55.2 million, respectively.

Note 17. Revenue
The majority of our revenue is generated from product shipments to our customers. A summary of our product categories is as follows:
•Enterprise and Automotive: Includes products for PC Touch Pad, PC Fingerprint, Video Interface Solutions and Automotive Solutions.
•Core IoT: Includes products for Wireless and Processor Solutions.
•Mobile: Includes products for Touch and Display Solutions for Mobile phone applications.
Disaggregation of revenue
Net revenue by product category was as follows:

	2026	2025	2024
Enterprise and Automotive product applications	$641.1	$610.1	$570.0
Core IoT product applications	389.7	272.4	177.6
Mobile product applications	166.4	191.8	211.8
	$1,197.2	$1,074.3	$959.4
Net revenue by geographic region, based on the billing location of our customers, was as follows:

	2026	2025	2024
China	$536.8	$493.0	$435.0
Taiwan	363.4	307.2	201.3
Japan	128.3	137.6	192.3
South Korea	74.5	71.7	59.9
United States	23.6	7.4	21.3
Other	70.6	57.4	49.6
	$1,197.2	$1,074.3	$959.4

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)
Net revenue derived from customers whose revenue represented 10% or more of our total net revenue was as follows:

	2026	2025	2024
Customer A	11%	*	*
Customer B	17%	15%	*
Customer C	*	11%	12%
____________________________
*Less than 10%
Contract Liabilities
Our contract liabilities are comprised of deferred revenue and primarily relate to our obligation to transfer goods, services or licenses of our IP to customers for which we have received consideration. Contract liabilities were $1.7 million and $16.2 million as of June 2026 and 2025, respectively, and are presented as part of customer-related liabilities in accrued liabilities in the accompanying consolidated balance sheets. See “Note 3. Supplemental Financial Statement Information.” During fiscal 2026 and 2025, we recognized $14.1 million and $13.8 million, respectively, in revenue related to contract liabilities outstanding as of the beginning of each such fiscal year.
Note 18. Segment and Other Information
Segment reporting
We operate in one segment — the development, marketing and sale of semiconductor products used in electronic devices and products. This determination is based on the management approach, which designates internal information regularly available to the chief operating decision maker (“CODM”) for making decisions and assessing performance as the source of determination of our reportable segment. Our CODM, the company’s Chief Executive Officer, reviews financial information presented on a consolidated basis for the purpose of making operating decisions and assessing financial performance.
Our CODM uses consolidated net income, as reported in our consolidated statements of operations, as the measure of profit or loss to allocate resources and assess performance. Financial forecasts and budget-to-actual results used by the CODM to assess performance and allocate resources, as well as those used for strategic decisions related to headcount and capital expenditures, are also reviewed on a consolidated basis. The CODM considers the impact of the significant segment expenses in the tables below when deciding whether to reinvest profits or pursue strategic mergers and acquisitions.
The measure of segment assets is reported on the consolidated balance sheet as total assets. The CODM does not review segment assets at a level other than that presented in the accompanying consolidated balance sheets.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)
The following table presents the calculation of segment net income as follows:

	2026	2025	2024
Revenue	$1,197.2	$1,074.3	$959.4
Adjusted cost of revenue (1)	553.9	498.1	451.1

Adjusted operating expenses (2)	420.5	398.7	380.2
Share-based compensation costs	149.3	112.8	118.9
Acquired intangibles amortization	119.0	114.2	81.6
Interest and other expense, net	6.6	10.2	20.4
Provision (benefit) for income taxes	411.4	(65.7)	(250.2)
Other segment expenses (3)	27.3	53.8	31.8
Segment net (loss) income	$(490.8)	$(47.8)	$125.6

Consolidated net (loss) income	$(490.8)	$(47.8)	$125.6
(1) Adjusted cost of revenue is cost of revenue adjusted for intangible asset amortization and share-based compensation as follows:

	2026	2025	2024
Cost of revenue	$661.8	$593.9	$519.6
Less:
Acquired intangibles amortization	106.7	97.5	64.3
Share-based compensation costs	1.2	(1.7)	4.2
Adjusted cost of revenue	$553.9	$498.1	$451.1
(2) Adjusted operating expenses include operating expenses comprised of research and development and selling, general and administrative expenses adjusted for share-based compensation, intangible asset amortization, restructuring and impairment related charges as follows:

	2026	2025	2024
Operating expenses	$602.5	$574.5	$541.4
Less:
Share-based compensation costs	148.1	114.5	114.7
Acquired intangibles amortization	12.3	16.7	17.3
Intangible asset impairment charge	6.8	13.8	16.0
Restructuring costs	3.3	16.9	10.5
Other	11.5	13.9	2.7
Adjusted operating expenses	$420.5	$398.7	$380.2
(3) Other segment expenses primarily include impairment charges, legal and vendor related charges and settlements, amortization of debt issuance costs and loss on early extinguishment of debt.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)
Other Geographical information
Long-lived assets by geographic area were as follows:

	2026	2025
North America	$534.0	$559.5
EMEA	405.5	453.6
Asia Pacific	244.6	238.7
	$1,184.1	$1,251.8
Long-lived assets are comprised of property and equipment, goodwill, acquired intangible assets, and operating lease right-of-use assets.

Note 19. Restructuring Activities
We continuously evaluate our operations to reduce costs and increase profitability, increase operational efficiencies and gain synergies from previous acquisitions and align our business in response to market conditions.
A summary of restructuring costs as presented in our consolidated statements of operations was as follows:

	2026	2025	2024
Employee severance and related costs	$2.5	$15.5	$10.5
Other charges (1)	0.8	1.4	—
	$3.3	$16.9	$10.5
(1) Other charges include non-cash lease termination costs and write-off of property and equipment.
The following table presents the beginning and ending restructuring liability balances for each restructuring action:

	Fiscal 2024 Restructuring	Fiscal 2025 Restructuring	Fiscal 2026 Restructuring	Total
Balance, June 2024	$1.4	$—	$—	$1.4
Charges (1)	0.5	15.0	—	15.5
Payments	(1.9)	(15.0)	—	(16.9)
Balance, June 2025	—	—	—	—
Charges (1)	—	—	2.5	2.5
Payments	—	—	(2.5)	(2.5)
Balance, June 2026	$—	$—	$—	$—
(1) Restructuring activities in the table above include only those charges that resulted in, or will result in, cash payments. As a result, the table above excludes non-cash lease termination costs and write-off of property and equipment.
Fiscal 2026 Restructuring Plan
A restructuring plan was initiated during the first and fourth quarters of fiscal 2026 (“Fiscal 2026 Restructuring Plan”) to streamline and optimize resources and to reduce operating costs. Restructuring charges under this plan were mainly comprised of severance and one-time termination benefits.
Fiscal 2025 Restructuring Plan
A restructuring plan was initiated during the first quarter of fiscal 2025 (“Fiscal 2025 Restructuring Plan”) primarily intended to focus on key growth initiatives, reduce costs and align our business in response to market conditions. Restructuring charges were mainly comprised of severance and one-time termination benefits and lease termination costs.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(all tabular amounts in millions, except per share amounts)
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
ITEM 9A. CONTROLS AND PROCEDURES
Conclusions Regarding Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 27, 2026, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for our company. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013 Framework”).
Based on our evaluation under the COSO 2013 Framework, our management concluded that our internal control over financial reporting was effective, at the reasonable assurance level, as of June 27, 2026. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report, and as part of its audit, has issued its attestation report on our internal control over financial reporting, as of June 27, 2026, included herein under the caption “Report of Independent Registered Public Accounting Firm” in Part II, Item 8 of this Annual Report.
Changes in Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Trading Arrangements
During the fiscal quarter ended June 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Part I – Item 1 of this Annual Report under the caption “Information About Our Executive Officers.”
We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, principal accounting officer and other senior accounting personnel. The “Code of Conduct” is located on our website at www.synaptics.com in the Investor Relations section under Corporate Governance.
We intend to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the captions “Beneficial Ownership of Certain Stockholders” and “Equity Compensation Plan Information”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the captions “Board Composition and Governance – Independent Directors” and “Certain Relationships and Related Transactions”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the captions “Ratification of Appointment of the Independent Auditor” and “Audit and Non-Audit Fees”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Form 10-K:
1.Consolidated Financial Statements:
2.Financial Statement Schedules
All schedules have been omitted because the information is not required, is not applicable or is included in the Consolidated Financial Statements.
3.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit	To	Date Filed

2.1	Agreement and Plan of Reorganization, dated as of June 25, 2026, by and among ON Semiconductor Corporation, Sonic Acquisition Corp. and Synaptics Incorporated	Current Report on Form 8-K	June 25, 2026

3.1	Amended and Restated Certificate of Incorporation	Current Report on Form 8-K	October 26, 2023

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock	Registration Statement on Form 8-A	August 16, 2002

3.3	Fourth Amended and Restated Bylaws (amended and restated as of July 29, 2025)	Current Report on Form 8-K	July 31, 2025

4.1	Form of Common Stock Certificate	Annual Report on Form 10-K	September 12, 2002

4.2	Description of Registrant’s Securities	Annual Report on Form 10-K	August 23, 2019

4.3	Indenture, dated as of March 11, 2021, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee	Current Report on Form 8-K	March 11, 2021

4.4	Form of 4.000% Senior Notes due 2029 (included in Exhibit 4.3).	Current Report on Form 8-K	March 11, 2021

4.5	Indenture, dated as of November 19, 2024, between Synaptics Incorporated and U.S. Bank Trust Company, National Association, as trustee	Current Report on Form 8-K	November 19, 2024

4.6	Form of Certificate representing the 0.75% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.5)	Current Report on Form 8-K	November 29, 2024

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
		Current Report on Form 8-K	November 21, 2024

10.2*	Synaptics Incorporated 2025 Inducement Equity Plan	Registration Statement on Form S-8	January 30, 2025

10.3(a)*	2019 Equity and Incentive Compensation Plan	Registration Statement on Form S-8	November 1, 2019

10.3(b)*	Amended and Restated 2019 Equity and Incentive Compensation Plan	Current Report on Form 8-K	October 29, 2020

10.3(c)*	Amended and Restated 2019 Equity and Incentive Compensation Plan	Current Report on Form 8-K	October 28, 2021

10.3(d)*	Amended and Restated 2019 Equity and Incentive Compensation Plan	Current Report on Form 8-K	October 27, 2022

10.3(e)*	Amended and Restated 2019 Equity and Incentive Compensation Plan	Current Report on Form 8-K	October 26, 2023

10.3(f)*	Amended and Restated 2019 Equity and Incentive Compensation Plan	Current Report on Form 8-K	October 31, 2024

10.3(g)*	Form of Restricted Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (for awards granted before July 27, 2021)	Registration Statement on Form S-8	November 1, 2019

10.3(h)*	Form of Performance Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (for awards granted before July 27, 2021)	Registration Statement on Form S-8	November 1, 2019

10.3(i)*	Form of Restricted Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (for awards granted after July 27, 2021)	Annual Report on Form 10-K	August 23, 2021

10.3(j)*	Form of Performance Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (for awards granted after July 27, 2021)	Annual Report on Form 10-K	August 23, 2021

10.3(k)*	Form of Market Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan	Quarterly Report on Form 10-Q	November 5, 2020

10.3(l)*	Form of Performance Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan	Quarterly Report on Form 10-Q	November 5, 2020

10.3(m)*	Form of Market Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan	Annual Report on Form 10-K	August 22, 2022

10.3(n)*	Form of Market Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan	Annual Report on Form 10-K	August 23, 2024

10.3(o)*	Form of Retention Restricted Stock Unit Award Agreement under the Synaptics Incorporated Amended and Restated 2019 Equity and Incentive Compensation Plan	Current Report on Form 8-K	April 18, 2025

10.3(p)*	Form of Retention Restricted Stock Unit Award Agreement under the Synaptics Incorporated Amended and Restated 2019 Equity and Incentive Compensation Plan	Current Report on Form 8-K	May 23, 2025
10.3(q)*	Synaptics Incorporated Amended and Restated 2019 Equity and Incentive Compensation Plan, as amended	Quarterly Report on Form 10-Q	February 5, 2026

10.3(r)*	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Amended and Restated 2019 Equity and Incentive Compensation Plan, as amended	Quarterly Report on Form 10-Q	February 5, 2026

10.4(a)*	2019 Employee Stock Purchase Plan	Registration Statement on Form S-8	November 1, 2019

10.4(b)*	Synaptics Incorporated Amended and Restated 2019 Employee Stock Purchase Plan	Current Report on Form 8-K	October 30, 2025

10.5*	Form of Change in Control and Severance Agreement	Current Report on Form 8-K	April 18, 2025

10.6*	Form of Director and Officer Indemnification Agreement	Current Report on Form 8-K	May 17, 2016

10.7*	Form of Indemnification Agreement (Directors)	Current Report on Form 8-K	April 18, 2025

10.8*	Form of Indemnification Agreement (Officers)	Current Report on Form 8-K	April 18, 2025

10.9*	Employment Offer Letter, dated May 10, 2024, between the registrant and Ken Rizvi	Annual Report on Form 10-K	August 23, 2024

10.10*	Employment Offer Letter, dated November 22, 2023 between the registrant and Lisa Bodensteiner	Quarterly Report on Form 10-Q	February 8, 2024

10.11*	Employment Offer Letter, dated December 16, 2022, between the registrant and Vikram Gupta	Quarterly Report on Form 10-Q	February 8, 2024

10.12*	Employment offer letter dated October 24, 2019, between the registrant and Satish Ganesan	Annual Report on Form 10-K	August 23, 2024

10.13*	Letter Agreement between Synaptics Incorporated and Ken Rizvi, dated March 10, 2025	Current Report on Form 8-K	March 14, 2025

10.14*	Letter Agreement between Synaptics Incorporated and Nelson Chan, dated March 10, 2025	Current Report on Form 8-K	March 14, 2025

10.15*	Offer Letter, dated May 19, 2025 by and between Rahul Patel and Synaptics Incorporated	Current Report on Form 8-K	May 21, 2025

10.16*	Change in Control and Severance Agreement by and between Rahul Patel and Synaptics Incorporated	Current Report on Form 8-K	May 21, 2025

10.17	Form of Confirmation of Base Capped Call Transaction	Current Report on Form 8-K	November 19, 2024

10.18	Form of Confirmation for the Additional Capped Call Transactions	Current Report on Form 8-K	November 26, 2024

19	Synaptics Incorporated Insider Trading Policy	Annual Report on Form 10-K	August 23, 2024

21	List of Subsidiaries	Annual Report on Form 10-K	August 23, 2024

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1#	Section 1350 Certification of Chief Executive Officer	Furnished herewith

32.2#	Section 1350 Certification of Chief Financial Officer	Furnished herewith

97.1	Synaptics Compensation Recovery Policy, adopted as of October 23, 2023	Annual Report on Form 10-K	August 23, 2024

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File -the Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

SYNAPTICS INCORPORATED

Date: August 10, 2026	By:	/s/ Rahul Patel
Rahul Patel
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rahul Patel	President and Chief Executive Officer,	August 10, 2026
Rahul Patel	and Director (Principal Executive Officer)

/s/ Ken Rizvi	Senior Vice President and Chief Financial Officer	August 10, 2026
Ken Rizvi	(Principal Financial Officer)

/s/ Esther Song	Vice President and Corporate Controller	August 10, 2026
Esther Song	(Principal Accounting Officer)

/s/ Nelson C. Chan	Chair of the Board	August 10, 2026
Nelson C. Chan

/s/ Jeffrey D. Buchanan	Director	August 10, 2026
Jeffrey D. Buchanan

/s/ Keith B. Geeslin	Director	August 10, 2026
Keith B. Geeslin

/s/ Susan Hardman	Director	August 10, 2026
Susan Hardman

/s/ Patricia Kummrow	Director	August 10, 2026
Patricia Kummrow

/s/ Vivie Lee	Director	August 10, 2026
Vivie Lee

/s/ Venkatesh Nathamuni	Director	August 10, 2026
Venkatesh Nathamuni

/s/ James L. Whims	Director	August 10, 2026
James L. Whims