Form 10-Q
period 2026-09-26
SYNAPTICS Inc
filed 2026-11-05
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
As of October 29, 2026, the Company had 39,728,516 shares of Common Stock outstanding.

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 26, 2026

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value and share amounts)
(unaudited)

	September 2026	June 2026
ASSETS
Current assets:
Cash and cash equivalents	$367.7	$442.5
Accounts receivable, net	188.5	164.0
Inventories	184.7	156.4
Prepaid expenses and other current assets	21.2	24.1
Total current assets	762.1	787.0
Property and equipment, net	87.0	86.9
Goodwill	872.3	872.3
Acquired intangible assets	191.4	187.8
Deferred tax assets	7.4	6.2
Non-current other assets	133.5	161.8
Total assets	$2,053.7	$2,102.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76.6	$82.6
Accrued liabilities	147.4	179.1
Current portion of debt	440.1	439.6
Total current liabilities	664.1	701.3
Long-term debt	397.9	397.7
Other long-term liabilities	73.8	73.5
Total liabilities	1,135.8	1,172.5
Stockholders' equity:
Preferred stock:
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 120,000,000 shares authorized, 72,988,801 and 72,350,090 shares issued, 39,701,387 and 39,062,676 shares outstanding, at September 2026 and June 2026, respectively	0.1	0.1
Additional paid-in capital	1,336.0	1,329.9
Treasury stock: 33,287,414 and 33,287,414 common shares at September 2026 and June 2026, respectively, at cost	(1,099.6)	(1,099.6)
Retained earnings	681.4	699.1
Total stockholders' equity	917.9	929.5
Total liabilities and stockholders' equity	$2,053.7	$2,102.0
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	September
	2026	2025
Net revenue	$294.0	$292.5
Cost of revenue	153.6	167.9
Gross margin	140.4	124.6
Operating expenses:
Research and development	91.0	94.4
Selling, general, and administrative	51.7	46.2
Acquired intangibles amortization	2.3	4.7
Restructuring costs	8.1	2.5
Total operating expenses	153.1	147.8
Operating loss	(12.7)	(23.2)
Interest (expense) income and other, net	(2.8)	0.5
Loss before provision for (benefit from) income taxes	(15.5)	(22.7)
Provision for (benefit from) income taxes	2.2	(2.1)
Net loss	$(17.7)	$(20.6)
Net loss per share:
Basic	$(0.45)	$(0.53)
Diluted	$(0.45)	$(0.53)
Shares used in computing net loss per share:
Basic	39.4	38.8
Diluted	39.4	38.8
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance at June 2026	72,350,090	$0.1	$1,329.9	$(1,099.6)	$699.1	$929.5
Net loss	—	—	—	—	(17.7)	(17.7)
Issuance of common stock for share-based award compensation plans	638,711	—	—	—	—	—
Payroll taxes related to net share settlement of share-based awards	—	—	(30.9)	—	—	(30.9)
Share-based compensation	—	—	37.0	—	—	37.0
Balance at September 2026	72,988,801	$0.1	$1,336.0	$(1,099.6)	$681.4	$917.9
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance at June 2025	70,611,845	$0.1	$1,211.8	$(1,006.9)	$1,189.9	$1,394.9
Net loss	—	—	—	—	(20.6)	(20.6)
Issuance of common stock for share-based award compensation plans	555,322	—	7.4	—	—	7.4
Payroll taxes related to net share settlement of share-based awards	—	—	(10.6)	—	—	(10.6)
Common stock repurchased				(7.2)		(7.2)
Share-based compensation	—	—	36.7	—	—	36.7
Balance at September 2025	71,167,167	$0.1	$1,245.3	$(1,014.1)	$1,169.3	$1,400.6
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	September
	2026	2025
Cash flows from operating activities
Net loss	$(17.7)	$(20.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	37.0	36.7
Depreciation	6.2	7.5
Acquired intangible assets amortization	21.4	35.2
Deferred taxes	(1.1)	(4.2)
Other	4.0	2.4
Changes in operating assets and liabilities:
Accounts receivable, net	(24.5)	10.8
Inventories, net	(28.8)	(2.9)
Prepaid expenses and other current and non-current assets	5.4	3.9
Accounts payable	(9.6)	(7.0)
Accrued liabilities	(7.8)	(31.6)
Net cash (used in) provided by operating activities	(15.5)	30.2
Cash flows from investing activities
Purchases of property and equipment	(3.1)	(12.2)
Proceeds from maturities of investments	—	61.0
Purchase of intangible assets	(25.0)	—
Net cash (used in) provided by investing activities	(28.1)	48.8
Cash flows from financing activities
Repurchases of common stock	—	(7.2)
Proceeds from issuance of shares	—	7.4
Payroll taxes related to net share settlement of share-based awards	(30.9)	(10.6)
Net cash used in financing activities	(30.9)	(10.4)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.2)
Net (decrease) increase in cash and cash equivalents	(74.8)	68.4
Cash and cash equivalents, beginning of period	442.5	391.5
Cash and cash equivalents, end of period	$367.7	$459.9
Supplemental disclosure of non-cash transactions
Receipt of intangible assets from advance payments	$—	$42.5
Purchases of property and equipment in current liabilities	$3.6	$—
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

1. Description of Business
We design and deliver artificial intelligence (“AI”)-native edge solutions that bring AI closer to end users and transform how we engage with intelligent, connected devices, whether at home, at work, or on the move. We are a strategic partner for many global original equipment manufacturers (“OEMs”), offering standard and custom silicon and software platforms for Edge AI, Physical AI, wireless connectivity and human interface technologies.
Pending Merger with ON Semiconductor Corporation
On October 1, 2026, we entered into an Amended and Restated Agreement and Plan of Merger (the "A&R Merger Agreement") by and among Synaptics, ON Semiconductor Corporation, a Delaware corporation ("Parent" or "onsemi"), and Sonic Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into Synaptics (the “Merger”), with Synaptics surviving as a wholly-owned subsidiary of Parent (the “Surviving Corporation”), which amends and restates in its entirety the previously announced Agreement and Plan of Reorganization dated as of June 25, 2026. Under the A&R Merger Agreement, each share of our common stock, $0.001 par value per share ("common stock"), issued and outstanding immediately before the effective time of the Merger (the "Effective Time") (subject to limited exceptions identified in the A&R Merger Agreement) will be converted into the right to receive $123.00 per share in cash, without interest (the "Merger Consideration"). Stockholders of Synaptics who do not vote in favor of adoption of the A&R Merger Agreement and who properly exercise appraisal rights in accordance with the Delaware General Corporation Law ("DGCL") will not be entitled to receive the Merger Consideration but will instead have such rights as are granted by the DGCL.
The transaction is expected to close in mid-2027. The consummation of the Merger is subject to the satisfaction or waiver of certain customary closing conditions, including (1) the accuracy of the respective representations and warranties of the parties in the A&R Merger Agreement (subject to certain materiality qualifiers); (2) compliance by the parties with their respective covenants in the A&R Merger Agreement in all material respects; (3) the absence of a material adverse effect (as defined in the A&R Merger Agreement) with respect to Synaptics on or after the date of the A&R Merger Agreement that is continuing as of immediately before the closing of the Merger; (4) the adoption of the A&R Merger Agreement by the affirmative vote of the holders of a majority of the issued and outstanding shares of common stock entitled to vote thereon (the “Required Company Stockholder Vote”); (5) obtaining all required governmental authorizations under specified antitrust laws and foreign direct investment laws; and (6) the absence of any relevant legal restraint in specified jurisdictions that would prevent, enjoin or make illegal the consummation of the transactions contemplated by the A&R Merger Agreement. Notably, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Act for the contemplated transaction with onsemi.
In connection with this pending Merger, we have incurred $6.2 million of costs during the three months ended September 2026, and expect to continue to incur financial advisory, legal, accounting, and other related costs prior to the completion of the Merger, which could be significant.
2. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, the "SEC", and United States generally accepted accounting principles, "U.S. GAAP." Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature and necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2026.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

The condensed consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.
Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2027 and 2026 are 52-week periods ending June 26, 2027, and June 27, 2026, respectively. The fiscal periods presented in this report are 13-week periods for the three-month periods ended September 26, 2026, and September 27, 2025, respectively. For simplicity, the accompanying condensed consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.
Significant Accounting Policies
There have been no material changes to our significant accounting policies in Note 2 - Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2026.
Change in Estimated Useful Lives of Property and Equipment
We periodically review the estimated useful lives of our property and equipment to ensure that depreciation is recorded over the expected periods of economic benefit.
At the beginning of fiscal 2027, we reviewed the estimated useful lives of certain asset categories, including mask sets, consigned testers, and IT equipment. Based on this review, including consideration of historical usage trends, the technological and physical obsolescence of such assets, and our assessment that these assets are expected to provide economic benefit over a longer period than previously estimated, we increased the estimated useful lives for these asset categories from 3 - 5 years to 5 - 7 years.
This change represents a change in accounting estimate and was applied prospectively beginning in the first quarter of fiscal 2027. The impact of this change was not material to our condensed consolidated financial statements for the three months ended September 2026 and is not expected to be material in future periods.
Accounting Pronouncements Not Yet Effective
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
3. Supplemental Financial Statement Information
Accounts receivable, net

	September	June
	2026	2026
Accounts receivable	$192.7	$168.2
Less: Allowance for credit losses	(4.2)	(4.2)
	$188.5	$164.0
Inventories

	September	June
	2026	2026
Raw materials and work-in-progress	$123.4	$99.4
Finished goods	61.3	57.0
	$184.7	$156.4

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

Property and equipment, net

	September	June
	2026	2026
Computer equipment	$20.1	$18.5
Manufacturing equipment	151.1	141.8
Furniture, fixtures and leasehold improvements	37.7	37.5
Capitalized software	20.0	19.6
Construction in progress	16.7	21.7
	245.6	239.1
Accumulated depreciation and amortization	(158.6)	(152.2)
	$87.0	$86.9
Non-current other assets

	September	June
	2026	2026
Prepayment of intangible assets	$88.0	$88.0
Right-of-use assets	36.0	37.1
Other	9.5	36.7
	$133.5	$161.8

Accrued liabilities

	September	June
	2026	2026
Customer rebate liabilities	$38.4	$32.4
Other customer-related obligations (1)	9.8	6.8
Accrued compensation and benefits	30.5	65.1
Other (2)	68.7	74.8
	$147.4	$179.1
(1) Amounts include deferred revenue, price discounts and stock rotation rights.
(2) As of June 2026, other accrued liabilities include a $25.0 million license fee payable to a third party. No such amount was payable as of September 2026.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

4. Net Loss Per Share
The computation of basic and diluted net loss per share was as follows:

	Three Months Ended
	September
	2026	2025
Numerator:
Net loss	$(17.7)	$(20.6)
Denominator:
Weighted-average shares - basic	39.4	38.8
Effect of dilutive share-based awards	—	—
Weighted-average shares - diluted	39.4	38.8
Net loss per share:
Basic	$(0.45)	$(0.53)
Diluted	$(0.45)	$(0.53)
Our net loss per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Because we report net loss for each of the three months ended September 2026 and 2025, all potentially dilutive shares are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. We use the if-converted method for calculating any potential dilutive effect of our 2031 Notes. The anti-dilutive shares that were excluded from the computation of diluted net loss per share were 3.6 million and 4.4 million shares during the three months ended September 2026 and 2025, respectively.
5. Prepayment of Intangible Assets
During fiscal 2025, we entered into definitive asset purchase agreements with Broadcom Inc. ("Broadcom") to acquire certain assets and obtain non-exclusive licenses relating to Broadcom’s Wi-Fi Business in the IoT market for aggregate consideration of $200.3 million. As of September 2026, we have not received six roadmap technology intangible assets, which are expected to be delivered at various dates through May 2028. Accordingly, the balance of $88.0 million, which represents the value of those technology intangible assets not yet received, is presented within Non-current other assets in our condensed consolidated balance sheets as of September 2026.
6. Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents by category at September 2026 and June 2026:

	September 2026			June 2026
	Amortized Cost	Gross Unrealized (Gain) Loss	Fair Value	Amortized Cost	Gross Unrealized (Gain) Loss	Fair Value
Cash	$306.9	$—	$306.9	$390.7	$—	$390.7
Cash equivalents:
Certificates of deposit	60.8	—	60.8	51.8	—	51.8
Total cash and cash equivalents	$367.7	$—	$367.7	$442.5	$—	$442.5

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

7. Fair Value Measurements
At September 2026 and June 2026, financial assets measured at fair value on a recurring basis are summarized below:

	September 2026			June 2026
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Certificates of deposit	—	60.8	60.8	—	51.8	51.8
Total assets measured at fair value	$—	$60.8	$60.8	$—	$51.8	$51.8
The fair value of our Level 2 fixed income securities is obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. We did not have any financial assets requiring Level 1 or Level 3 measurement in the periods presented.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We report our financial instruments at fair value with the exception of the Senior Notes and the 2031 Notes (or collectively with the Senior Notes, the "Notes," each as defined in Note 9. Debt and Revolving Credit Facility). The estimated fair value of the Notes was determined based on the trading prices of the Notes as of the last day of trading for the periods presented. We use Level 2 measurement criteria to determine the fair value of our Notes as they are not actively traded in markets.
The carrying amounts and estimated fair values of the Notes were as follows for the periods presented:

	September 2026		June 2026
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$397.9	$387.5	$397.7	$382.8
2031 Notes	440.1	558.1	439.6	658.0
	$838.0	$945.6	$837.3	$1,040.8

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

8. Goodwill and Acquired Intangibles, Net
Goodwill
Our goodwill balance was $872.3 million as of September 2026 and June 2026.
Acquired Intangibles, Net
The following table summarizes the net carrying amounts, excluding fully amortized intangible assets:

		September 2026			June 2026
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived assets:
Audio and video technology	5.6	$231.9	$(217.8)	$14.1	$231.9	$(214.8)	$17.1
Customer relationships	4.7	187.1	(164.4)	22.7	187.1	(163.0)	24.1
Wireless connectivity technology	5.4	323.2	(212.9)	110.3	323.2	(200.3)	122.9
Video interface technology	4.0	158.0	(114.8)	43.2	133.0	(110.7)	22.3
Other	2.4	41.9	(40.8)	1.1	41.9	(40.5)	1.4
Total intangible assets		$942.1	$(750.7)	$191.4	$917.1	$(729.3)	$187.8

The following table presents details of amortization for the periods presented:

	Three Months Ended
	September
	2026	2025
Cost of revenue	$19.1	$30.5
Acquired intangibles amortization	2.3	4.7
Total amortization of intangibles	$21.4	$35.2
The following table presents the estimated future amortization expense associated with our finite-lived intangible assets as of September 2026:

Fiscal Year
Remainder of 2027	$53.7
2028	55.4
2029	32.3
2030	22.7
2031	14.1
Thereafter	13.2
Future amortization	$191.4

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

9. Debt and Revolving Credit Facility
Our total debt outstanding consisted of the following:

	September 2026					June 2026
				Net Carrying Amount			Net Carrying Amount
	Stated Rate	Effective Rate	Principal	Short-term	Long-term	Principal	Short-term	Long-term
2031 Notes	0.75%	1.19%	$450.0	$450.0	$—	$450.0	$450.0	$—
Senior Notes	4.00%	4.17%	400.0	—	400.0	400.0	—	400.0
Total borrowings			850.0	450.0	400.0	850.0	450.0	400.0
Less: unamortized debt issuance costs			—	(9.9)	(2.1)	—	(10.4)	(2.3)
Total debt			$850.0	$440.1	$397.9	$850.0	$439.6	$397.7
2031 Convertible Senior Notes
On November 19, 2024, and November 26, 2024, we issued and sold $400.0 million and $50.0 million, respectively, in aggregate principal amounts of unsecured 0.75% Convertible Senior Notes due 2031 (“2031 Notes”) in a private placement.
During the fourth quarter of fiscal 2026, the last reported sale price per share of our common stock exceeded 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days of the calendar quarter, which caused the 2031 Notes to be convertible by the holders until September 30, 2026. As a result, the carrying value is classified as Current portion of debt in the accompanying condensed consolidated balance sheets as of September 2026 and June 2026. During the first quarter of fiscal 2027, the last reported sale price per share of our common stock did not exceed 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days of the calendar quarter. As a result, the 2031 Notes are no longer convertible by holders beginning on October 1, 2026. There have been no 2031 Notes converted to shares of our common stock.
Contractual interest expense and amortization of debt issuance costs on the 2031 Notes were as follows:

	Three Months Ended
	September
	2026	2025
Interest expense	$0.8	$0.8
Amortization of debt issuance costs	0.5	0.5
Total interest expense	$1.3	$1.3
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
Senior Notes
In March 2021, we issued $400.0 million in aggregate principal amount of senior notes due June 15, 2029 (“Senior Notes”).
Contractual interest expense and amortization of debt issuance costs on the Senior Notes were as follows:

	Three Months Ended
	September
	2026	2025
Interest expense	$4.0	$4.0
Amortization of debt issuance costs	0.2	0.2
Total interest expense	$4.2	$4.2
Revolving Credit Facility
We have $350.0 million available under a revolving credit agreement, as amended (“Revolving Credit Facility”), with a maturity date to be the earlier of (i) November 21, 2029, and (ii) ninety-one (91) days prior to any maturity of the Senior Notes. Additionally, the Revolving Credit Facility provides a $25.0 million sublimit for letters of credit and a $25.0 million sublimit for swingline loans. As of September 2026, there was no balance outstanding under the Revolving Credit Facility.
The Revolving Credit Facility bears interest, at our election, at a Base Rate plus an Applicable Margin or Adjusted Term SOFR, as defined in the Revolving Credit Facility agreement. We are required to pay a commitment fee on any unused commitments which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. The unused commitment fees on the Revolving Credit Facility and amortization of issuance costs thereon were $0.2 million for each of the three months ended September 2026 and September 2025.
The Revolving Credit Facility contains various restrictive covenants, including two financial covenants which limit the consolidated total net leverage ratio and the consolidated net interest coverage ratio. As of September 2026, we remain in compliance with the restrictive covenants.
Maturities
As of September 2026, principal maturities of our Notes were as follows:

Fiscal Year	Senior Notes	2031 Notes	Total
2027 – 2028	$—	$—	$—
2029	400.0	—	400.0
2030 and thereafter	—	450.0	450.0
	$400.0	$450.0	$850.0

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

10. Leases
As of September 2026 and June 2026, the components of leases are as follows:

	September	June
	2026	2026
Operating lease right-of-use assets	$36.0	$37.1
Operating lease liabilities	$9.3	$9.2
Operating lease liabilities, long-term	29.7	30.3
Total operating lease liabilities	$39.0	$39.5
Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	September
	2026	2025
Cash paid for operating leases included in operating cash flows	$2.9	$3.7
Lease liabilities arising from obtaining right-of-use assets	$1.5	$3.1
As of September 2026, the weighted average remaining lease term was 5.29 years, and the weighted average discount rate was 5.22%.
For the three months ended September 2026 and September 2025, we recorded operating lease expense of $2.8 million and $3.1 million, respectively. Our short-term leases are immaterial, and we do not have finance leases.
Future minimum lease payments for the operating lease liabilities were as follows:

Fiscal Year	Operating Lease Payments
Remainder of 2027	$8.2
2028	9.3
2029	8.3
2030	5.9
2031	4.0
Thereafter	8.8
Total future minimum operating lease payments	44.5
Less: interest	(5.5)
Total lease liabilities	$39.0

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
12. Common Stock Share-Based Compensation
Stock Repurchase Program
We have a Board-approved stock repurchase program authorizing repurchases of up to $150.0 million of our common stock and $57.3 million remains available as of September 2026. This program does not have an expiration date; however, we will periodically review the authorization to assess its continued appropriateness in light of our capital allocation priorities and market conditions. The number of shares repurchased and the timing of repurchases depend on the level of our cash balances, general business and market conditions and other factors, including alternative investment opportunities. All repurchased shares are held as treasury stock.
We did not repurchase any of our common stock during the three months ended September 2026. Following our June 25, 2026 announcement of the Merger, we suspended our share repurchase activity in accordance with the terms of the definitive agreement for the Merger; however, we may resume share repurchases in the future in accordance with the terms of the A&R Merger Agreement.
Share-Based Compensation
Share-based compensation recognized in our condensed consolidated statements of operations was as follows:

	Three Months Ended
	September
	2026	2025
Cost of revenue	$0.2	$0.4
Research and development	21.9	20.8
Selling, general, and administrative	14.9	15.5
Total	$37.0	$36.7

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

Share-Based Compensation Plan Activity
Restricted Stock Units (RSUs)
RSUs granted generally vest ratably over two to three years from the vesting commencement date. RSU activity was as follows:

	RSU Awards Outstanding	Weighted-Average Grant Date Fair Value per Share
Balance as of June 2026	2.8	$67.6
Granted	1.0	$110.5
Vested	(0.8)	$65.9
Forfeited	(0.2)	$67.1
Balance as of September 2026	2.8	$83.3
The unrecognized share-based compensation cost of our outstanding RSUs was approximately $216.5 million as of September 2026, which will be recognized over a weighted average period of approximately 2.02 years.
Market Stock Units (MSUs)
MSU activity was as follows:

	MSU Awards Outstanding	Weighted-Average Grant Date Fair Value per Share
Balance as of June 2026	0.2	$122.0
Granted	—	$181.1
Delivered	—	$208.3
Forfeited	—	$—
Balance as of September 2026	0.2	$128.7
The unrecognized share-based compensation cost of our outstanding MSUs was approximately $21.1 million as of September 2026, which will be recognized over a weighted average period of approximately 1.99 years.
Performance Stock Units (PSUs)
PSU activity was as follows:

	PSU Awards Outstanding	Weighted-Average Grant Date Fair Value per Share
Balance as of June 2026	0.2	$70.3
Granted	0.1	$97.7
Delivered	(0.1)	$69.1
Forfeited	—	$86.9
Balance as of September 2026	0.2	$86.0

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

The unrecognized share-based compensation cost of our outstanding PSUs was approximately $13.3 million as of September 2026, which will be recognized over a weighted average period of approximately 1.18 years.
Employee Stock Purchase Plan
There were no employee stock purchase plan purchases during the three months ended September 2026.

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
The provision for (benefit from) income taxes was $2.2 million and $(2.1) million for the three months ended September 2026 and September 2025, respectively, which represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended September 2026 diverged from the combined U.S. federal and state statutory tax rate primarily due to the current-year increase in the U.S. valuation allowance, non-deductible share-based compensation and non-deductible officer compensation, partially offset by the benefit of research credits. The effective tax rate for the three months ended September 2025 diverged from the combined U.S. federal and state statutory tax rate primarily due to non-deductible share-based compensation and non-deductible officer compensation, partially offset by the benefit of research credits and foreign income taxed at lower rates.
We assess the realizability of our deferred tax assets at each reporting period by weighing all available positive and negative evidence, including our ability to carry back net operating losses to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. As of September 2026, we continued to maintain a full valuation allowance against our net U.S. federal deferred tax assets based on our conclusion that the realization of these assets was not more likely than not. The primary negative evidence was our cumulative adjusted U.S. federal taxable loss for the most recent three-year period. The other available positive evidence was not sufficient to overcome this negative evidence.
The total liability for gross unrecognized tax benefits related to uncertain tax positions increased $0.4 million during the three months ended September 2026, to $42.0 million, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of September 2026 were $4.3 million; this balance increased by $0.2 million compared to June 2026. We classify interest and penalties as components of income tax expense. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.
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
14. Revenue
The majority of our revenue is generated from product shipments to our customers. A summary of our product categories is as follows:
•Core IoT: Includes products for Wireless and Processor Solutions.
•Enterprise and Automotive: Includes products for PC Touch Pad and Fingerprint, Video Interface Solutions and Automotive Solutions.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

•Mobile: Includes products for Touch Solutions for Mobile phone applications.
Disaggregation of revenue
Net revenue by product category was as follows:

	Three Months Ended
	September
	2026	2025
Enterprise and Automotive product applications	$173.6	$147.7
Core IoT product applications	87.4	103.6
Mobile product applications	33.0	41.2
	$294.0	$292.5
Net revenue by geographic region, based on the billing location of our customers, for the periods presented was as follows:

	Three Months Ended
	September
	2026	2025
China/Hong Kong	$130.7	$142.1
Taiwan	98.7	94.3
Japan	26.0	27.7
South Korea	18.5	12.1
United States	3.0	1.2
Other	17.1	15.1
	$294.0	$292.5
Net revenue by customer whose revenue represented 10% or more of our total net revenue for the periods presented was as follows:

	Three Months Ended
	September
	2026	2025
Customer A	21%	18%
Customer B	13%	*
Customer C	*	15%
____________________________
*Less than 10%
As of September 2026, two customers comprised a total of 26% of our accounts receivable, and two customers comprised a total of 24% of our accounts receivable as of June 2026.
Our contract liabilities are comprised of deferred revenue and primarily relate to our obligation to transfer goods, services or licenses of our IP to customers for which we have received consideration. Contract liabilities were $4.0 million and $1.7 million as of September 2026 and June 2026, respectively, and are presented as part of customer-related liabilities in accrued liabilities in the accompanying condensed consolidated balance sheets. During the three months ended September 2026 and September 2025, we recognized $0.6 million and $1.5 million, respectively, in revenue related to contract liabilities outstanding as of the beginning of such period.

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
The following table presents the calculation of segment net loss as follows:

	Three Months Ended
	September
	2026	2025
Revenue	$294.0	$292.5
Adjusted cost of revenue (1)	134.3	137.0

Adjusted operating expenses (2)	97.7	104.0
Share-based compensation	37.0	36.7
Intangible asset amortization	21.4	35.2
Interest (expense) income and other, net	(2.1)	1.2
Provision for (benefit from) income taxes	2.2	(2.1)
Other segment expenses (3)	17.0	3.5
Segment net loss	$(17.7)	$(20.6)

Consolidated net loss	$(17.7)	$(20.6)
(1) Adjusted cost of revenue is cost of revenue adjusted for intangible asset amortization and share-based compensation as follows:

	Three Months Ended
	September
	2026	2025
Cost of revenue	$153.6	$167.9
Less:
Intangible asset amortization	19.1	30.5
Share-based compensation	0.2	0.4
Adjusted cost of revenue	$134.3	$137.0

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)
(unaudited)

(2) Adjusted operating expenses is operating expenses comprised of research and development and selling, general and administrative expenses adjusted for share-based compensation, intangible asset amortization, restructuring, and acquisition related costs as follows:

	Three Months Ended
	September
	2026	2025
Operating expenses	$153.1	$147.8
Less:
Share-based compensation	36.8	36.3
Intangible asset amortization	2.3	4.7
Restructuring costs	8.1	2.5
Other	8.2	0.3
Adjusted operating expenses	$97.7	$104.0
(3) Other segment expenses primarily include restructuring costs, acquisition-related costs, and non-cash interest expenses.
16. Restructuring Activities
We continuously evaluate our operations to reduce costs and increase profitability, increase operational efficiencies and gain synergies from our previous acquisitions and align our business in response to market conditions.
A summary of restructuring costs as presented in our condensed consolidated statements of operations is as follows:

	Three Months Ended
	September
	2026	2025
Employee severance and related costs	$8.1	$1.7
Lease termination costs	—	0.8
	$8.1	$2.5
The following table presents the beginning and ending restructuring liability balances for each restructuring action:

Fiscal 2027 Restructuring
Balance as of June 2026	$—
Charges	8.1
Payments	(5.3)
Balance as of September 2026	$2.8
Fiscal 2027 Restructuring Plan
A restructuring plan was initiated during the first quarter of fiscal 2027 (“Fiscal 2027 Restructuring Plan”) to realign our resources with our core business and to reduce operating costs. Restructuring charges under this plan are mainly comprised of severance and one-time termination benefits. We expect this restructuring action to be substantially completed by the end of the second quarter of fiscal 2027.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Results
This Quarterly Report on Form 10-Q for the quarter ended September 26, 2026 (this “Report”) contains forward-looking statements within the meaning of the safe harbor provisions of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements reflect our current expectations and projections, including those relating to the proposed Merger with onsemi, and expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, including statements regarding our anticipated business trends and growth drivers in Core IoT and Edge AI, product development and integration activities, strategic and technology investments, operational discipline, backlog, demand conditions, and capital allocation initiatives. Such statements do not relate strictly to historical or current facts and may use words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” "commit,” “will,” “should,” variations of such words, or other words and terms of similar meaning.
These forward-looking statements are based on our current assumptions and expectations as of the date of this Report and are subject to risks and uncertainties, many of which are difficult to predict and/or beyond our control. Known trends and uncertainties that may cause actual results to differ materially include, among others: risks related to our proposed Merger with onsemi; risks related to our continued dependence on our solutions for the Core IoT and Edge AI market for a substantial portion of our revenue; risks related to the volatility of our net revenue from our solutions for Core IoT and Edge AI product applications, including competition from new or established IoT and wireless service companies and from competitors with greater resources; variability in demand across our target end markets; our exposure to industry downturns and cyclicality in our target markets; global macroeconomic and geopolitical conditions, including trade tensions, tariffs, inflation, military conflicts and heightened tensions in the Middle East, Taiwan and U.S. - China relations, and market volatility, which may adversely affect customer demand for our products, purchasing behavior, and the timing and visibility of orders; risks related to the use of artificial intelligence by us and our competitors; constraints or imbalances in the availability of certain component parts, including the current industry-wide tightness in memory chips that are used in combination with our products, as well as associated cost increases (to us and our customers), which may affect customer development timelines, production schedules, purchasing behavior, booking patterns, and the timing or visibility of orders for our solutions; and our dependence on and/or loss of one or more large customers for a substantial portion of our revenue, and the loss of commitments from, contracts with, or a significant reduction in orders from, one or more of our major customers could have a material adverse effect on our revenue and operating results.
Additional factors include risks related to the success and timing of new product solutions for existing or new markets; our ability to successfully execute on our strategy; risks related to our expectations regarding technology and strategic investments and the anticipated timing or benefits thereof; historical and continued decreases in our average selling prices, pricing pressure, changes in our product mix and input costs; our ability to attract and retain key talent necessary to drive our strategic initiatives, including our Edge AI strategies, in a highly competitive industry; our ability to maintain and build relationships with our customers; our dependence on and/or interruption or loss of, a limited number of suppliers and subcontractors, including suppliers’ manufacturing capacity constraints, the ability of these third parties to maintain satisfactory manufacturing yields and delivery schedules; the risk that our indemnification obligations for third-party claims could result in substantial costs; risks and uncertainties related to regional instabilities and hostilities, as well as global conflicts, such as those in the Middle East, economic volatility, and regulatory changes, any of which could disrupt our supply chain, increase costs, and undermine the competitiveness of our offerings, requiring operational adjustments, such as reductions in force, or otherwise adversely affecting our financial condition and operating results; changes in export controls and laws affecting the Company’s trade and investment activities; and other risks identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 27, 2026, in Note 1, "Description of Business," and in the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this Report, and in our other reports filed with the SEC from time to time. Additional information regarding the risks related to the proposed Merger is set forth in Part II, Item 1A, “Risk Factors,” of this Report, and in our definitive proxy statement filed with the SEC on October 19, 2026. Forward-looking statements are based on information available to us as of the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-

looking statement is based, except as required by law. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing, including the proposed Merger with onsemi.
Statements made in this Report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “Company” and “Synaptics” to refer to Synaptics Incorporated and its consolidated subsidiaries.
Overview
We design and deliver artificial intelligence (“AI”)-native edge solutions that bring AI closer to end users and transform how we engage with intelligent, connected devices, whether at home, at work, or on the move. We are a strategic partner for many global original equipment manufacturers (“OEMs”), offering standard and custom silicon and software platforms for Edge AI, Physical AI, wireless connectivity and human interface technologies.
Net revenue in the first quarter of fiscal 2027 was $294.0 million and was 0.5% higher than net revenue for the same period a year ago. This was primarily due to an increase in net revenue in our Enterprise and Automotive product applications, which increased 17.5% compared to the same period a year ago. The increase in revenue from our Enterprise and Automotive product applications was partially offset by decreases in revenue from our Core IoT and Mobile product categories. Revenue from our Core IoT product line decreased by 15.6% and revenue from our Mobile product category decreased by 19.9%.
Gross margin for the three months ended September 2026 and September 2025 was 47.8% and 42.6%, respectively. The increase was primarily driven by an increase in revenue from the licensing of certain of our IP, favorable product sales mix and lower amortization expense on certain acquired intangible assets that have reached the end of their useful lives.
As of September 2026, our aggregate cash and cash equivalents of $367.7 million decreased by $74.8 million compared to June 2026. During the three months ended September 2026, we used $15.5 million in operating activities, $28.1 million for purchases of intangible assets and fixed assets, and $30.9 million for payroll taxes in connection with the delivery of the underlying shares for share-based awards.
Pending Merger with ON Semiconductor Corporation
On October 1, 2026, in connection with the Merger, we entered into the A&R Merger Agreement by and among Synaptics, onsemi, and Merger Sub, which amends and restates in its entirety the previously announced Agreement and Plan of Reorganization dated as of June 25, 2026. Under the A&R Merger Agreement, each share of our common stock issued and outstanding immediately before the Effective Time (subject to limited exceptions identified in the A&R Merger Agreement) will be converted into the Merger Consideration equal to the right to receive $123.00 per share in cash, without interest. Stockholders of Synaptics who do not vote in favor of adoption of the A&R Merger Agreement and who properly exercise appraisal rights in accordance with the DGCL will not be entitled to receive the Merger Consideration but will instead have such rights as are granted by the DGCL.
The transaction is expected to close in mid-2027. The consummation of the Merger is subject to the satisfaction or waiver of certain customary closing conditions, including (1) the accuracy of the respective representations and warranties of the parties in the A&R Merger Agreement (subject to certain materiality qualifiers); (2) compliance by the parties with their respective covenants in the A&R Merger Agreement in all material respects; (3) the absence of a material adverse effect (as defined in the A&R Merger Agreement) with respect to Synaptics on or after the date of the A&R Merger Agreement that is continuing as of immediately before the closing of the Merger; (4) the adoption of the A&R Merger Agreement by the Required Company Stockholder Vote; (5) obtaining all required governmental authorizations under specified antitrust laws and foreign direct investment laws; and (6) the absence of any relevant legal restraint in specified jurisdictions that would prevent, enjoin or make illegal the consummation of the transactions contemplated by the A&R Merger Agreement. Notably, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Act for the contemplated transaction with onsemi.
Trends and Uncertainties
Macroeconomic Conditions and Regulations
As a global company, we are exposed to and impacted by global macroeconomic factors and geopolitical conditions including military conflicts and heightened tensions in the Middle East, Taiwan and U.S. - China relations, and foreign government policies, inflation, tariffs, interest rates, foreign exchange fluctuations, potential economic slowdowns, and evolving trade regulations, export controls and sanctions. These factors may affect our operating environment, costs and financial results.
The ongoing conflict and military escalations in the Middle East have increased risks to commercial shipping and transportation routes in and around the Strait of Hormuz and other regional waterways. Further escalation or prolonged disruption could contribute to volatility in global energy prices, shipping delays, increased freight and insurance costs, supply chain disruptions involving our third-party vendors, and broader inflationary pressures. The extent and duration of these impacts remain uncertain, and further escalation and continued duration could materially and adversely affect our business and financial results.
A significant portion of our sales and supply chain, including outsourced manufacturing, assembly and test operations, occurs outside of the United States. We are therefore exposed to changes in international trade policies, including increased tariffs and other barriers or restrictions on trade between the United States and other countries, particularly China. Expanded tariffs, including tariffs on certain semiconductors and related products, could increase costs, disrupt supply chains, affect our customers' and suppliers' sourcing decisions, or reduce demand for our products. Based on our current assessment of our products, sourcing and import practices, we believe our direct tariff exposure remains limited. However, customers and suppliers may be affected based on their own supply chains and sourcing locations, which could result in supply chain adjustments, pricing changes or shifts in end demand. We continue to monitor for any potential customer and supplier impacts, ranging from supply chain adjustments to changes in end demand. While the broader implications of these activities remain uncertain, based on our current lead times and order activity, we have not observed material changes in order patterns or timing due to tariffs, the ongoing conflict in the Middle East, or related geopolitical developments that would be likely to impact our near-term financial performance. We will continue to assess the potential short- and long-term effects of these developments on our financial and operational performance.
Industry Conditions
The constrained availability and elevated pricing of certain memory components, CPUs and GPUs across the broader electronics supply chain have continued to affect some customers, at times, influencing the timing of orders for certain products, particularly for our PC and smartphone customers as well as smaller customers. These conditions did not have a material impact on our results for the quarter. Limited visibility into future availability, timing, increased associated costs, and the potential for these conditions to persist, could affect customer development timelines, purchasing behavior, production schedules, booking patterns, and the timing or visibility of orders in future periods. We continue to monitor these conditions and their potential impact on customer demand and ordering behavior.

Results of Operations

	Three Months Ended September
	September 2026		September 2025
	(in millions)	% of net revenue	(in millions)	% of net revenue
Enterprise and Automotive product applications	$173.6	59.1%	$147.7	50.5%
Core IoT product applications	87.4	29.7%	103.6	35.4%
Mobile product applications	33.0	11.2%	41.2	14.1%
Net revenue	294.0	100.0%	292.5	100.0%
Gross margin	140.4	47.8%	124.6	42.6%
Operating expenses:
Research and development	91.0	31.1%	94.4	32.3%
Selling, general and administrative	51.7	17.7%	46.2	15.8%
Acquired intangibles amortization	2.3	0.8%	4.7	1.6%
Restructuring costs	8.1	2.8%	2.5	0.9%
Total operating expenses	153.1	52.4%	147.8	50.6%
Operating loss	(12.7)	(4.6)%	(23.2)	(8.0)%
Interest (expense) income and other, net	(2.8)	(1.0)%	0.5	0.2%
Loss before provision for (benefit from) income taxes	(15.5)	(5.5)%	(22.7)	(7.8)%
Provision for (benefit from) income taxes	2.2	0.7%	(2.1)	(0.7)%
Net loss	$(17.7)	(6.2)%	$(20.6)	(7.1)%
Percentages may not reconcile due to rounding.
Net Revenue
Net revenue was $294.0 million for the three months ended September 2026, compared with $292.5 million for the three months ended September 2025, an increase of $1.5 million, or 0.5%. Net revenue from Enterprise and Automotive product applications increased by $25.9 million primarily driven by $17.3 million of revenue from the licensing of certain of our IP and an increase in average selling price of 18.1% due to our product sales mix compared to the same period a year ago. Net revenue from Core IoT product applications decreased by $16.2 million primarily driven by a decrease in units sold of 15.2% and a decrease in average selling price of 0.5% due to our product sales mix compared to the same period a year ago. Net revenue from Mobile product applications decreased by $8.2 million primarily driven by a decrease in units sold of 20.7%, partially offset by a higher average selling price of 1.0%, due to our product mix.
Gross Margin
Gross margin as a percentage of net revenue was 47.8%, with gross margin of $140.4 million, for the three months ended September 2026, compared with 42.6%, with gross margin of $124.6 million, for the three months ended September 2025. The 520 basis point increase in gross margin as a percentage of net revenue for the three months ended September 2026 was primarily due to revenue from the licensing of certain of our IP and a decrease in amortization of certain acquisition-related intangible assets that have reached the end of their estimated useful lives.
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

Operating Expenses
Research and Development Expenses. Research and development expenses decreased by $3.4 million to $91.0 million for the three months ended September 2026, compared with $94.4 million for the three months ended September 2025. The decrease was primarily driven by a decrease of $1.4 million in facilities costs due to an optimization and consolidation of global office locations, a decrease of $1.4 million in personnel-related costs resulting from a reduction in workforce, a decrease of $0.9 million in development project costs, and a decrease of $0.8 million in software maintenance, partially offset by an increase of $1.1 million in share-based compensation.
Selling, General, and Administrative Expenses.
Selling, general, and administrative expenses increased by $5.5 million to $51.7 million for the three months ended September 2026, compared with $46.2 million for the three months ended September 2025. The increase was primarily driven by costs related to the pending Merger with onsemi incurred during the three months ended September 2026, which was partially offset by a decrease in personnel-related costs.
Restructuring Costs.
Restructuring costs primarily reflect employee severance costs related to the restructuring of operations and to improve efficiencies in our operational activities. These headcount-related costs included personnel in research and development, and selling, general and administrative functions. See "Item 1. Condensed Consolidated Financial Statements (Unaudited) - Notes to Condensed Consolidated Financial Statements - Note 16. Restructuring Activities" for additional information.
Interest (expense) income and other, net.
Interest (expense) income and other, net includes interest income earned on our invested cash balances and other miscellaneous income, net of interest expense.
Interest income and other was $2.9 million for the three months ended September 2026, a decrease of $3.4 million compared to the same period a year ago. The decrease was primarily due to a $2.3 million miscellaneous other income relating to a refund of amounts we paid previously to a third party recorded during the three months ended September 2025 and an overall reduction in our invested cash balances.
Interest expense and other primarily includes interest expense on our debt, unused commitment fees on our revolving credit facility and amortization of debt issuance costs.
Interest expense and other was $5.7 million for the three months ended September 2026, and remained flat compared to the same period a year ago. See "Item 1. Condensed Consolidated Financial Statements (Unaudited) - Notes to Condensed Consolidated Financial Statements - Note 9. Debt and Revolving Credit Facility" for additional information.
Provision for (Benefit from) Income Taxes.
The provision for (benefit from) income taxes was $2.2 million and $(2.1) million for the three months ended September 2026 and September 2025, respectively. The $4.3 million year over year increase was primarily driven by the increase in the U.S. valuation allowance during the three months ended September 2026. See “Item 1. Condensed Consolidated Financial Statements (Unaudited) - Notes to Condensed Consolidated Financial Statements - Note 13. Income Taxes” for additional information.
On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law. The legislation includes a permanent extension and modification of certain provisions under the Tax Cuts and Jobs Act of 2017. Provisions effective for Synaptics beginning June 28, 2026, were reflected in the Company’s income tax provision for the three months ended September 2026 and are not expected to have a material impact on our effective tax rate or cash flows. We will continue to monitor forthcoming U.S. Treasury and Internal Revenue Service guidance related to OBBBA and assess potential implications for future reporting periods.
The Organization for Economic Co-operation and Development, or OECD, introduced Pillar Two Model Rules for a global minimum tax of 15% applicable to large multinational corporations. Many countries in which we have business operations, including the United Kingdom, Hong Kong, Switzerland, Japan, and Israel, have implemented certain aspects of Pillar Two. The OECD and the implementing countries are expected to continue issuing more guidance and refining their laws. Based on the latest legislation and our current estimate, Pillar Two had immaterial impact on our effective tax rate or cash flows for the first three months of fiscal 2027. We will continue to evaluate the potential impact of these developments as additional guidance is issued and further local enactments occur.
Liquidity and Capital Resources
Our cash and cash equivalents were $367.7 million and $442.5 million as of September 2026 and June 2026, respectively.
We consider almost all of the earnings of our foreign subsidiaries as not indefinitely invested overseas and have made appropriate provisions for income or withholding taxes that may result from a future repatriation of those earnings. As of September 2026, $313.6 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be able to repatriate substantially all of these funds without a material impact on our provision for income taxes.
Cash Flows from Operating Activities.
Net cash used in operating activities during the three months ended September 2026 was $15.5 million compared with cash provided by operating activities of $30.2 million during the same period a year ago. For the three months ended September 2026, the primary operating activities were adjustments for non-cash charges of $67.5 million and net cash outflows of $65.3 million from changes in our operating assets and liabilities. The primary drivers of the change in operating assets and liabilities relate to an increase of $24.5 million in accounts receivable related to the timing of collections and billings and an increase of $28.8 million in net inventories. Our inventory levels will vary based on the availability of supply and the impact of variations between forecasted and actual demand. In addition, there was a decrease of $9.6 million in accounts payable due to the timing of payments made to our vendors and decrease in accruals by $7.8 million due to payout of annual bonus partially offset by restructuring and other accruals during the first quarter of fiscal 2027.
During the three months ended September 2026 and September 2025, our days sales outstanding was 58 days and 37 days, respectively. Days inventory outstanding increased to approximately 124 for the three months ended September 2026, compared to approximately 94 for the same period a year ago.
Cash Flows from Investing Activities.
Net cash used in investing activities was $28.1 million during the three months ended September 2026, which primarily consisted of a payment of $25.0 million for the purchase of intangible assets.
Cash Flows from Financing Activities.
Net cash used in financing activities was $30.9 million for the three months ended September 2026, which consisted of $30.9 million used for payroll taxes on the delivery of the underlying shares for share-based awards.
Liquidity
We have $350.0 million available under our revolving credit facility with a maturity date to be the earlier of November 2029 or three months prior to any maturity of our Senior Notes. As of September 2026, there was no balance outstanding under this facility.
Our aggregate principal debt obligations were $850.0 million as of September 2026 and mature at various dates through December 2031.
The net carrying amount of our 2031 Notes, which have an aggregate principal balance of $450.0 million maturing in 2031, of $440.1 million is presented in current portion of debt in our condensed consolidated balance sheets as of September 2026. During the first quarter of fiscal 2027, the last reported sale price per share of our common stock did not exceed 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days of the calendar quarter. As a result, the 2031 Notes are no longer convertible by holders beginning on October 1, 2026.
The net carrying amount of our Senior Notes, which have an aggregate principal balance of $400.0 million maturing in 2029, of $397.9 million is presented in long-term debt in our condensed consolidated balance sheets as of September 2026.
See "Item 1. Condensed Consolidated Financial Statements (Unaudited) - Notes to Condensed Consolidated Financial Statements - Note 9. Debt and Revolving Credit Facility" for additional information.

Working Capital Needs. We believe our existing cash and cash equivalents, anticipated cash flows from operating activities and available credit under our revolving credit facility, will be sufficient to meet our working capital and other cash requirements, and our debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs associated with restructuring activities net of projected savings from those activities, costs related to protecting our intellectual property, the expansion of sales and marketing activities, timing of introduction of new products and enhancements to existing products, costs to ensure access to adequate manufacturing, costs of maintaining sufficient space for our workforce, the continuing market acceptance of our product solutions, purchases we make under our common stock repurchase program, the amount and timing of our investments in, or acquisitions of, other technologies or companies, and our obligations under the A&R Merger Agreement. Further equity or debt financing may not be available to us on acceptable terms. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our future long-term working capital needs, take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.
While the A&R Merger Agreement remains in effect, its interim operating covenants, subject to specified exceptions, restrict our ability to incur additional indebtedness, make capital expenditures above specified amounts, repurchase or issue equity securities, make certain material acquisitions or dispositions, and enter into certain material agreements. These restrictions may limit our flexibility to obtain additional financing or adjust the timing or amount of certain planned cash uses while the Merger is pending. Furthermore, under the A&R Merger Agreement, we may be required to pay onsemi a termination fee of $235.0 million in cash if the A&R Merger Agreement is terminated in certain circumstances, including if we terminate it to accept a Superior Proposal or if onsemi terminates it following a change in recommendation by our Board of Directors. The fee is payable only if the applicable contractual conditions are met. If payable, it would be a material cash outflow and would reduce the cash available for our other liquidity needs.
The undistributed earnings of our foreign subsidiaries are not currently required to meet our United States working capital and other cash requirements, but should we repatriate a portion of these earnings, we may be required to pay certain previously accrued state and foreign taxes, which would impact our cash flows.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended September 2026, compared with our critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 26, 2026, the market risk related to interest rates on our cash and cash equivalents, and foreign currency exchange risks have not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 27, 2026.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer, as of September 26, 2026, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We assessed, with the participation of our Principal Executive Officer and Principal Financial Officer, any change in our internal control over financial reporting as of the end of the fiscal quarter covered by this Report.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
We refer you to the Company’s risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended June 27, 2026, for material risks that may affect our business. There have been no material changes from the risk factors previously disclosed, except that the risk factors set forth under the heading “Risks Related to Proposed Merger between Synaptics and onsemi” are replaced in their entirety with the risk factors set forth below.
Risks Related to Proposed Merger between Synaptics and onsemi
The completion of the proposed Merger with onsemi may be delayed or not occur at all for a variety of reasons, including that the A&R Merger Agreement is terminated, and the failure to complete the Merger could adversely affect our business, financial condition and results of operations and the market price of our common stock.
On October 1, 2026, in connection with the Merger, we entered into the A&R Merger Agreement with onsemi and Merger Sub, pursuant to which Merger Sub will merge with and into Synaptics, with Synaptics surviving as a wholly-owned subsidiary of Parent. The completion of the proposed Merger with onsemi is subject to customary closing conditions, some of which are beyond our and onsemi’s control, including (1) the approval of the A&R Merger Agreement by the Required Company Stockholder Vote, (2) the approval of the Merger under certain antitrust and foreign investment regimes, (3) the absence of any order, injunction or law of certain jurisdictions prohibiting the Merger, (4) the accuracy of the other party’s representations and warranties, subject to certain materiality and other standards set forth in the A&R Merger Agreement, (5) compliance in all material respects with the other party’s covenants and other obligations under the A&R Merger Agreement, and (6) the absence of a continuing material adverse effect with respect to us on or after the date of the A&R Merger Agreement that is continuing as of immediately before the closing of the Merger. There can be no assurance that the Merger will be completed in the expected timeframe, or at all. Subject to the terms and conditions of the A&R Merger Agreement, the parties have agreed to use reasonable best efforts to take all actions reasonably necessary to consummate the Merger. Notably, the Federal Trade Commission granted early termination of the waiting period under the under the Hart-Scott-Rodino Act for the contemplated transaction with onsemi.
The A&R Merger Agreement may be terminated under certain circumstances, including (1) by either us or onsemi if the Merger is not completed by June 25, 2027, which date may be extended for up to three periods of three months each, in each case under certain circumstances (the “End Date”), (2) by either us or onsemi if any court or governmental authority of a specified jurisdiction has issued a final non-appealable order or injunction prohibiting the Merger, (3) by onsemi prior to the Required Company Stockholder Vote if our Board of Directors fails to include in our proxy statement its recommendation to stockholders to vote in favor of the adoption of the A&R Merger Agreement or changes its recommendation, (4) by us prior to the Required Company Stockholder Vote in order to accept a Superior Proposal (as defined in the A&R Merger Agreement), (5) by either us or onsemi if we fail to receive the Required Company Stockholder Vote at our stockholder meeting (including any adjournments and postponements thereof), or (6) by either party if the other party materially breaches its covenants, or breaches its representations and warranties, in the A&R Merger Agreement such that the applicable conditions to closing would not be satisfied, subject in certain cases to the right of the breaching party to cure the breach. We and onsemi may also terminate the A&R Merger Agreement by mutual written consent.
Upon termination of the A&R Merger Agreement, we, under specified circumstances, including termination by us to accept a Superior Proposal or by onsemi following a change in recommendation by our Board of Directors, will be required to pay onsemi a termination fee of $235.0 million (the “Synaptics Termination Fee”). Additionally, onsemi, under specified circumstances, including termination following an injunction arising in connection with certain antitrust or foreign investment laws, or failure to receive certain required regulatory approvals of specified governmental authorities by the End Date, will be required to pay us a regulatory termination fee of $320.0 million.
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
•if the A&R Merger Agreement is terminated under certain circumstances specified in the A&R Merger Agreement, we would be required to pay a termination fee as described above;
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
The completion of the proposed Merger is subject to the satisfaction or waiver of closing conditions contained in the A&R Merger Agreement, including certain regulatory approvals which may not be received, may take longer than expected or the receipt of which may impose conditions that are not presently anticipated or that cannot be met, and if these closing conditions are not satisfied or waived, the proposed Merger will not be completed.
Various consents, clearances, approvals, authorizations and declarations of non-objection, or expiration of waiting periods (or extensions thereof), from certain regulatory and governmental authorities in certain jurisdictions are conditions to completing the proposed Merger. Regulatory and governmental entities may impose conditions on their respective approvals, in which case lengthy negotiations may ensue among such regulatory or governmental entities, us and onsemi, and we and onsemi may not be required under the terms of the A&R Merger Agreement to accept such conditions. Such conditions, any such negotiations and the process of obtaining such regulatory approvals, consents or clearances, including any potential changes to the terms of the Merger, could have the effect of delaying or preventing the completion of the Merger.
Subject to the terms of the A&R Merger Agreement, we have agreed to use our reasonable best efforts to take all actions necessary to consummate the Merger, including obtaining all required or necessary consents, approvals or waivers from third parties, and cooperating to obtain the regulatory approvals necessary to complete the Merger. Nonetheless, certain conditions to the completion of the Merger are not within our or onsemi’s control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). There can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the Merger will be completed in a timely manner or at all. Even if regulatory approvals are obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the Merger or otherwise have an adverse effect on our business, financial condition, results of operations and the market price of our common stock.
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
As a result of the announcement and pendency of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company. As a result, key employees may depart because of such uncertainty or a desire to not remain with onsemi following the completion of the Merger.
As a result of the announcement and pendency of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company, or decide that they do not want to continue their employment with the combined company. For example, as previously reported, our now former Chief Financial Officer and our Vice President, Corporate Controller, recently resigned from their respective positions. Key employees also may depart because of such uncertainty or a desire to not remain with onsemi following the completion of the Merger. Increased voluntary attrition of officers, key employees or other employees could materially harm our business, results of operations and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger. We also have experienced challenges in hiring new employees during the pendency of the Merger, which has resulted, and may continue to result, in increased costs associated with hiring consultants to backfill such positions. We may continue to experience such challenges in hiring new employees during the pendency of the Merger or following a termination of the A&R Merger Agreement, which could harm our ability to grow our business, execute on our business plans or enhance our operations. If the Merger is consummated, the combined company could be less attractive to current and prospective employees, which could harm the business and prospects of the combined company.
Restrictions under the A&R Merger Agreement may adversely affect our business and operations.
Under the terms of the A&R Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger which may adversely affect our ability to execute certain of our business strategies, including, but not limited to, making material acquisitions, disposing of material assets, entering into material agreements, making capital expenditures in excess of specified amounts, repurchasing our capital stock or other equity securities, issuing additional capital stock or other equity securities, or incurring additional indebtedness (in each case, subject to certain exceptions). These limitations may have adverse effects on our existing or planned relationships with our existing or prospective customers, suppliers, service providers, consultants and employees, which could adversely affect our business and operations prior to the completion of the Merger.
Because the Merger Consideration is a fixed amount of cash, the value of the consideration our stockholders will receive will not be adjusted for changes in our business or the market price of our or onsemi's common stock, and our stockholders will not participate in any future earnings or growth of our company or onsemi following the closing.
Under the A&R Merger Agreement, at the Effective Time, each share of our common stock (subject to limited exceptions identified in the A&R Merger Agreement) issued and outstanding immediately prior to the Effective Time will be cancelled and converted into the right to receive the Merger Consideration. The Merger Consideration will not be adjusted for changes in our business, assets, liabilities, prospects, results of operations or financial condition, or for changes in the market price of our or onsemi's common stock, between the date of the A&R Merger Agreement and the completion of the Merger. As a result, if the value of our company increases before the Merger is completed, or the market price of our common stock exceeds the Merger Consideration, our stockholders will not receive the benefit of any such increase. In addition, following the completion of the Merger, our stockholders will cease to have any equity interest in our company, will not hold any equity interest in onsemi as a result of the Merger, and will not participate in any future earnings or growth of our company or onsemi or benefit from any appreciation in value of the combined company. Stockholders who do not vote in favor of the adoption of the A&R Merger Agreement and who properly exercise appraisal rights under the Delaware General Corporation Law will not receive the Merger Consideration but will instead have such rights as are granted under Delaware law.
The receipt of cash in exchange for shares of our common stock pursuant to the Merger will generally be a taxable transaction for U.S. federal income tax purposes.
The receipt of cash in exchange for shares of our common stock in the Merger is expected to be a taxable transaction to U.S. holders (as defined under the section "U.S. Federal Income Tax Consequences of the Merger" in our definitive proxy statement filed on October 19, 2026) for U.S. federal income tax purposes, and may also be taxable under applicable state, local and non-U.S. tax laws. In general, a U.S. holder will recognize gain or loss equal to the difference, if any, between the amount of cash received and such holder’s adjusted tax basis in the shares exchanged. Our stockholders are urged to consult their own tax advisors regarding the particular tax consequences of the Merger to them.
The A&R Merger Agreement contains customary provisions that could nonetheless discourage or deter a potential competing acquirer from making a favorable alternative transaction proposal to us and, in specified circumstances, could require us to pay a substantial termination fee to onsemi.
Under the A&R Merger Agreement, we are subject to customary "no-shop" restrictions and are not permitted to initiate, solicit or knowingly encourage or facilitate any inquiries or the making of any proposal or offer by or with a third party with respect to an acquisition proposal and to furnish nonpublic information to, or engage in discussions or negotiations with, a third party interested in pursuing an alternative business combination transaction, subject to certain exceptions set forth in the A&R Merger Agreement to allow our Board of Directors to comply with their fiduciary duties under applicable law. Further, our Board of Directors has agreed to include in the proxy statement for the Merger its recommendation that our stockholders vote in favor of the Merger, subject to exceptions for superior proposals and other situations where failure to effect a recommendation change would be inconsistent with our Board of Directors' fiduciary duties. Upon the termination of the A&R Merger Agreement under specified circumstances, including, among others, the termination by onsemi in the event of a Change of Recommendation (as defined in the A&R Merger Agreement) by our Board of Directors, we would be required to pay onsemi the Synaptics Termination Fee. Such provisions of the A&R Merger Agreement, although customary and determined by our Board of Directors to be reasonable under the circumstances, could nonetheless discourage or deter a third party that may be willing to pay more than onsemi for our outstanding common stock from considering or proposing such an acquisition of our company. On September 2, 2026, we received an unsolicited, non-binding acquisition proposal from a strategic party, referred to as “Party A” in our definitive proxy statement filed on October 19, 2026, which our Board of Directors, together with the special committee of our Board of Directors, determined, as such proposal was subsequently revised by Party A, constituted a Superior Proposal under the Original Merger Agreement. Following further negotiations with onsemi, our Board of Directors, on the recommendation of the special committee, determined that, in light of the terms of the A&R Merger Agreement, Party A’s revised proposal no longer constituted a Superior Proposal, and approved the A&R Merger Agreement. Party A or another third party may submit a new or revised acquisition proposal prior to the Required Company Stockholder Vote. Any such proposal, and our Board of Directors’ evaluation of it in accordance with its fiduciary duties and the terms of the A&R Merger Agreement, could result in further negotiations, delay or otherwise disrupt the Merger process, divert management’s attention, increase our transaction costs, result in volatility in the market price of our common stock, or result in a Change of Recommendation or the termination of the A&R Merger Agreement, which may require us to pay the Synaptics Termination Fee under the A&R Merger Agreement. There can be no assurance that any such competing proposal would ultimately result in a transaction on terms more favorable to our stockholders than the Merger, or be completed at all.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Our Board of Directors authorized a stock repurchase program to repurchase up to $150.0 million of our common stock in August 2025 and $57.3 million remains available as of September 2026. This program does not have an expiration date; however, the Board will periodically review the authorization to assess its continued appropriateness in light of our capital allocation priorities and market conditions. Repurchases may be made in the open market or through privately negotiated transactions and are intended to comply with Rule 10b‑18 under the Exchange Act.
Following our June 25, 2026 announcement of the Merger, we suspended our share repurchase activity in accordance with the terms of the definitive agreement for the Merger; however, we may resume share repurchases in the future in accordance with the terms of the A&R Merger Agreement.
The number of shares repurchased and the timing of repurchases depend on the level of our cash balances, general business and market conditions and other factors, including alternative investment opportunities.
We did not repurchase any of our common stock during the three months ended September 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the fiscal quarter ended September 26, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K), except for the adoptions as described below:

Trading Arrangement
Name	Title	Action	Date of Action	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold (1)	Expiration Date
Rahul Patel	President, Chief Executive Officer and Principal Financial Officer	Adopted	August 27, 2026	X		21,306 + TBD	December 31, 2027
Lisa Bodensteiner	Senior Vice President, Chief Legal Officer and Secretary	Adopted	August 31, 2026	X		14,000 + TBD	September 30, 2027
Vikram Gupta	Senior Vice President and General Manager, Edge Compute and Connectivity Division and Chief Product Officer	Adopted	September 1, 2026	X		11,428 +TBD	August 31, 2027

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

(1) The aggregate number of shares that will be available for sale under each plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations arising from the vesting and settlement of the underlying equity awards, and because performance stock units will vest only upon achievement of applicable performance targets and may not vest at all. In addition, each plan provides for (i) a fixed number of shares to be sold in pre-established tranches at specified minimum prices on specified dates, and (ii) additional sales of a percentage of the net shares resulting from the vesting of restricted stock units and performance stock units, at specified minimum prices, on the vesting dates during fiscal 2026 and fiscal 2027. The fixed-share amounts shown in the table above represent the fixed tranches under each plan, and the “+ TBD” amounts represent the net-share sales described below. The percentage of net shares to be sold is 50% for most awards and 100% for certain awards under Mr. Patel’s plan, 25% under Ms. Bodensteiner’s plan, and 50% under Mr. Gupta’s plan. Under the terms of Mr. Patel’s plan, these sales are also reduced by shares sold under his plan adopted on September 4, 2025 from limit orders placed after August 26, 2026 and before the selling start date of the new plan. For purposes of this disclosure, the shares included in the table reflect the aggregate maximum number of underlying shares that can be sold without excluding (i) shares sold to satisfy the tax withholding obligations and (ii) any limitation on the amount of net shares that can be sold on the vesting date of the equity award.

ITEM 6. EXHIBITS

3.1	Synaptics Incorporated Amended and Restated Certificate of Incorporation (incorporated by reference to the registrant's Current Report on Form 8-K as filed with the SEC on October 26, 2023)

3.2	Fourth Amended and Restated Bylaws (incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on July 31, 2025)

10.1*
Synaptics Incorporated Amended and Restated 2019 Equity and Incentive Compensation Plan (incorporated by reference to the registrant's Current Report on Form 8-K as filed with the SEC on October 29, 2026)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1#	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS Inline	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH Inline	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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

SYNAPTICS INCORPORATED

Date: November 5, 2026	By:	/s/ Rahul Patel
	Name:	Rahul Patel
	Title:	President, Chief Executive Officer and Principal Financial Officer (Principal Executive Officer)

